Form 10-Q
period 1994-03-31
RESORTS INTERNATIONAL HOTEL FINANCING INC
filed 1994-05-12
CIK 800469

Form 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549


     [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF l934
     For the quarterly period ended March 31, 1994

                                          OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
     For the transition period from            to


     Commission File No. 1-9762


                   Resorts International Hotel Financing, Inc.
                (Exact name of registrant as specified in its charter)


                DELAWARE                                   65-0461729
     (State or other jurisdiction of                     (I.R.S.Employer
     incorporation or organization)                     Identification No.)


     1133 Boardwalk, Atlantic City, New Jersey                08401
      (Address of principal executive offices)              (Zip Code)


                                     (609) 344-6000
                           (Registrant's telephone number,
                                 including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      Yes  X      No

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                      Yes  X      No

     Number  of   shares  outstanding of   registrant's  common   stock  as   of
     March 31,  1994:   One.  There  is no current  market for  the registrant's
     common stock.


                              Total No. of Pages 9

                     RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                                      FORM l0-Q
                                        INDEX


                                                                 Page Number

     Part I.   Financial Information

        Item 1.       Financial Statements

                      Balance Sheets
                      at March 31, 1994 and
                      December 31, 1993                                3

                      Notes to Balance Sheets                          4

        Item 2.       Management's Discussion
                      and Analysis of Financial
                      Condition and Results of
                      Operations                                       5

     Part II.  Other Information

        Item 6.       Exhibits and Reports on
                      Form 8-K                                         6

     PART I. - FINANCIAL INFORMATION
     Item 1.   Financial Statements


                     RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                                    BALANCE SHEETS



                                                    March 31,     December 31,
                                                      1994            1993
                                                   (Unaudited)
     ASSETS

     Due from RII                                      $10            $10



     SHAREHOLDER'S EQUITY

     Shareholder's equity - Capital in
      excess of par                                    $10            $10

                     RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                               NOTES TO BALANCE SHEETS

     A.   Organization and Operations:

          Resorts International Hotel Financing, Inc. ("RIHF") was incorporated under the laws of the State of Delaware in June 1993 and had no operations through March 31, 1994. RIHF, a wholly owned subsidiary of Resorts International, Inc. ("RII"), was organized to issue the public debt securities described below in connection with a plan of reorganization of RII. RIHF is authorized to issue 1,000 shares with a par value of $.01 per share. One share was issued to RII for $10 in October 1993.

     B.   Issuance of Notes:

          RII and GGRI, Inc. ("GGRI"), a subsidiary of RII and the guarantor of RII's Senior Secured Redeemable Notes which were due April 15, 1994 (the "Series Notes"), proposed a restructuring (the "Restructuring") of the Series Notes which was accomplished through a prepackaged bankruptcy plan of reorganization (the "Plan"). On March 21, 1994, after receiving the requisite acceptances for confirmation of the Plan from holders of the Series Notes and equity interests in RII, RII and GGRI filed their prepackaged bankruptcy cases with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Plan was confirmed by the Bankruptcy Court on April 22, 1994 and on May 3, 1994 (the "Effective Date") all conditions to the effectiveness of the Plan were either met or waived and the Plan became effective.

          Pursuant to the Plan, the Series Notes were exchanged for, among other things, $125,000,000 principal amount of 11% mortgage notes (the "Mortgage Notes") due September 15, 2003 and $35,000,000 principal amount of 11.375% junior mortgage notes (the "Junior Mortgage Notes") due December 15, 2004. Hereinafter the Mortgage Notes and the Junior Mortgage Notes, collectively, are referred to as the "New Debt Securities." The New Debt Securities were issued by RIHF and guaranteed by Resorts International Hotel, Inc. ("RIH"), RII's subsidiary that owns and operates Merv Griffin's Resorts Casino Hotel ("Resorts Casino Hotel") in Atlantic City, New Jersey. Also pursuant to the Plan, RIHF, RIH and RII entered into the senior note purchase agreement (the "Senior Facility") described below.

          The Mortgage Notes are secured by a $125,000,000 promissory note made by RIH (the "RIH Promissory Note"), the terms of which mirror the terms of the Mortgage Notes. The RIH Promissory Note and RIH's guaranty of the Mortgage Notes are secured by liens on the Resorts Casino Hotel, consisting of RIH's fee and leasehold interests comprising the Resorts Casino Hotel, the contiguous parking garage and property, all additions and improvements thereto, and related personal property. The liens securing the Mortgage Notes will be subordinated to the lien securing the Senior Facility Notes (described below), if the Senior Facility Notes are issued.

          The Junior Mortgage Notes are secured by a $35,000,000 promissory note made by RIH (the "RIH Junior Promissory Note"), the terms of which mirror the terms of the Junior Mortgage Notes. The RIH Junior Promissory Note and RIH's guaranty of the Junior Mortgage Notes are also secured by liens on the Resorts Casino Hotel property as described above. The liens securing the Junior Mortgage Notes will be subordinated to the lien securing the

     Senior Facility Notes, if the Senior Facility Notes are issued, and are subordinated to the liens securing the Mortgage Notes.

          The indentures pursuant to which the Mortgage Notes and the Junior Mortgage Notes were issued (collectively, the "Indentures") prohibit RIHF from paying dividends, from making other distributions in respect of its capital stock, and from purchasing or redeeming its capital stock, with certain exceptions.

          The Indentures also contain certain other restrictive covenants on the part of RIHF, including (i) limitations on incurring additional indebtedness, with certain exceptions; (ii) restrictions on making loans to an affiliate or other person other than (x) intercompany advances to RII not in excess of $1,000,000 in the aggregate at any time outstanding and
     (y) indebtedness evidenced by the RIH Senior Facility Promissory Note (defined below), the RIH Promissory Note and the RIH Junior Promissory Note; and (iii) restrictions from entering into transactions with affiliates, other than transactions entered into in connection with the Senior Facility, on terms less favorable to RIHF than an arm's length transaction.

          The Senior Facility among RIHF, RII and RIH and certain funds and accounts advised or managed by Fidelity Management & Research Company ("Fidelity"), is available for a single borrowing of up to $20,000,000 during the one-year period following the Effective Date, through the issuance of notes (the "Senior Facility Notes"). If issued, the Senior Facility Notes will bear interest at 11% and will be due in 2002. The Senior Facility Notes will be senior obligations of RIHF secured by a promissory note from RIH (the "RIH Senior Facility Promissory Note") in an aggregate principal amount of up to $20,000,000 payable in amounts and at times necessary to pay the principal of and interest on the Senior Facility Notes. The Senior Facility Notes will be guaranteed by RIH and secured by a lien on the Resorts Casino Hotel property as described above. The Senior Facility Notes will also be secured by a pledge by GGRI of all issued and outstanding shares of RIH common stock. In addition, the Senior Facility Notes will be guaranteed by RII, which guaranty will be secured by a pledge of all the issued and outstanding stock of GGRI and RIHF.


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     FINANCIAL CONDITION

          RIHF was formed for the purpose of issuing the Mortgage Notes and the Junior Mortgage Notes as part of the Restructuring, as well as the Senior Facility Notes to the extent issued. Also as part of the Restructuring, RIHF obtained the RIH Promissory Note and the RIH Junior Promissory Note with terms that mirror the terms of the Mortgage Notes and the Junior Mortgage Notes with the intent that RIH pay interest to RIHF on RIHF's interest payment dates so that RIHF will have cash available to make its interest payments on those dates.

     RESULTS OF OPERATIONS

          RIHF had no operations through the first quarter of 1994. Subsequent to the Restructuring it is expected that RIHF will have affiliated interest income equal to the interest expense on its public debt. It is not anticipated that RIHF will have any other operations or activities, except those related to the New Debt Securities and, if issued, the Senior Facility Notes or certain similar financing activities.


     PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

     a.   Exhibits

          The following exhibits are incorporated by reference:

     Exhibit
     Numbers                            Exhibits

     2.01         Plan  of  Reorganization.    (Incorporated  by   reference  to
                  Appendix A of the Information Statement/Prospectus included in Form S-4 Registration Statement No. 33-50733.)

     4.01-4.03    Not used.

     4.04 Form of Indenture among RIHF, as issuer, RIH, as guarantor, and State Street Bank and Trust Company of Connecticut, National Association, as trustee, with respect to RIHF 11% Mortgage Notes due 2003.*

     4.05 Form of Indenture between RIHF, as issuer, RIH, as guarantor, and U.S. Trust Company of California, N.A., as trustee, with respect to RIHF 11.375% Junior Mortgage Notes due 2004.*

     4.06-4.21    Not used.

     4.22         Form of Mortgage between  RIH and State Street Bank  and Trust
                  Company   of   Connecticut,  National   Association,  securing
                  Guaranty of RIHF Mortgage Notes.*

     4.23         Form of Mortgage between RIH and RIHF, securing RIH Promissory
                  Note.*

     4.24 Form of Assignment of Agreements made by RIHF, as Assignor, to State Street Bank and Trust Company of Connecticut, National Association, as Assignee, regarding RIH Promissory Note.*

     4.25 Form of Assignment of Leases and Rents made by RIH, as Assignor, to RIHF, as Assignee, regarding RIH Promissory Note.*

     4.26         Form  of  Assignment  of Leases  and  Rents  made  by RIH,  as
                  Assignor, to State Street Bank and Trust Company of Connecticut, National Association, as Assignee, regarding Guaranty of RIHF Mortgage Notes.*

     4.27         Form  of  Assignment of  Operating  Assets  made  by  RIH,  as
                  Assignor,  to   RIHF,  as   Assignee,  regarding  RIH   Junior
                  Promissory Note.*

     4.28 Form of Assignment of Operating Assets made by RIH, as Assignor, to State Street Bank and Trust Company of Connecticut, National Association, as Assignee, regarding Guaranty of RIHF Mortgage Notes.*

     4.29 Form of Mortgage between RIH and U.S. Trust Company of California, N.A., securing Guaranty of RIHF Junior Mortgage Notes.*

     4.30 Form of Mortgage between RIH and RIHF, securing RIH Junior Promissory Note.*

     4.31 Form of Assignment of Agreements made by RIHF, as Assignor, to U.S. Trust Company of California, N.A., as Assignee, regarding RIH Junior Promissory Note.*

     4.32         Form  of  Assignment  of Leases  and  Rents  made  by RIH,  as
                  Assignor,  to  RIHF,   as  Assignee,   regarding  RIH   Junior
                  Promissory Note.*

     4.33 Form of Assignment of Leases and Rents made by RIH, as Assignor, to U.S. Trust Company of California, N.A., as Assignee, regarding Guaranty of RIHF Junior Mortgage Notes.*

     4.34 Form of Assignment of Operating Assets made by RIH, as Assignor, to RIHF, as Assignee, regarding RIH Promissory Note.*

     4.35 Form of Assignment of Operating Assets made by RIH, as Assignor, to U.S. Trust Company of California, N.A., as Assignee, regarding the Guaranty of the RIHF Junior Mortgage Notes.*

     4.36 Form of Amended and Restated $125,000,000 RIH Promissory Note (Incorporated by reference to Exhibit A to Exhibit 4.04 hereto.)

     4.37 Form of Amended and Restated $35,000,000 RIH Junior Promissory Note (Incorporated by reference to Exhibit A to Exhibit 4.05 hereto.)

     10.01-10.63  Not Used.

     10.64 Form of Intercreditor Agreement by and among RIHF, RIH, RII, GGRI, State Street Bank and Trust Company of Connecticut, National Association, U.S. Trust Company of California, N.A. and any lenders which provide additional facilities.*

     10.65 Form of Note Purchase Agreement dated May 3, 1994, among RIHF, RII and RIH, and certain funds advised or managed by Fidelity with respect to issuance of Senior Facility Notes. (Incorporated by reference to Exhibit 10.65 in Form S-1 Registration Statement No. 33-53371.)

     10.66 Form of Registration Rights Agreement dated as of April 29, 1994, among RII, RIHF, RIH, Fidelity and TCW. (Incorporated by reference to Exhibit 10.66 in Form S-1 Registration Statement No. 33-53371.)
     ______________________
     *Incorporated by reference to the same exhibit number in Form S-4 Registration Statement No. 33-50733.

     b.   Reports on Form 8-K

          No Current Report on Form 8-K was filed by RIHF covering an event during the first quarter of 1994.

                                      SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                                                 (Registrant)





                                         /s/ Matthew B. Kearney
                                         Matthew B. Kearney
                                         Executive Vice
                                         President - Finance
                                         (Authorized Officer of
                                         Registrant and Chief
                                         Financial Officer)


     Date:  May 12, 1994