Form 10-Q
period 1994-06-30
RESORTS INTERNATIONAL HOTEL FINANCING INC
filed 1994-08-12
CIK 800469

Form 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549

     [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1994

                                        OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
     For the transition period from            to

     Commission File No. 1-9762

                    Resorts International Hotel Financing, Inc.
              (Exact name of registrant as specified in its charter)

                DELAWARE                                    65-0461729
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

     1133 Boardwalk, Atlantic City, New Jersey                08401
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

     Number   of  shares  outstanding of  registrant's  common  stock  as  of
     June  30,  1994:   One.  There is no current market for the registrant's
     common stock.


                               Total No. of Pages 8


                    RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                                     FORM 10-Q
                                       INDEX


                                                                Page Number

     Part I.   Financial Information

        Item 1.       Financial Statements

                      Statement of Operations for
                       the quarter and half ended
                       June 30, 1994                                 3

                      Balance Sheets at June 30,
                       1994 and December 31, 1993                    4

                      Notes to Financial Statements                  5

        Item 2.       Management's Discussion
                       and Analysis of Financial
                       Condition and Results of
                       Operations                                    6


     Part II.  Other Information

        Item 6.       Exhibits and Reports on
                       Form 8-K                                      7

     PART I. - FINANCIAL INFORMATION
     Item 1.   Financial Statements


                    RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                              STATEMENT OF OPERATIONS
                             (In Thousands of Dollars)
                                    (Unaudited)

                                                    Quarter and
                                                     Half Ended
                                                   June 30, 1994

     Revenues:
       Affiliated interest income                      $2,857
       Amortization of discount on
        affiliated note receivable                        207
                                                        3,064

     Expenses:
       Interest expense                                 2,857
       Amortization of debt discount                      207
                                                        3,064

     Net earnings                                      $  -0-

                    RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                                  BALANCE SHEETS
                    (In Thousands of Dollars, except par value)



                                                     June 30,    December 31,
                                                       1994          1993
                                                   (Unaudited)
     ASSETS

     Current assets - interest receivable
      from affiliate                                 $  2,857

     Note receivable from affiliate, net of
      unamortized discount                            135,507

                                                     $138,364       $  -0-

     LIABILITIES AND SHAREHOLDER'S EQUITY

     Current liabilities - accounts payable
      and accrued liabilities                        $  2,857

     Long-term debt, net of unamortized discount      135,507

     Shareholder's equity:
       Common stock - $.01 par value, 1 share
        issued and outstanding

                                                     $138,364       $  -0-

                    RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                           NOTES TO FINANCIAL STATEMENTS

     A.   Organization and Operations:

          R e s o r ts International Hotel Financing, Inc. ("RIHF") was incorporated under the laws of the State of Delaware in June 1993. RIHF, a wholly owned subsidiary of Resorts International, Inc. ("RII"), was organized to issue the public debt securities described below in connection with a plan of reorganization of RII. RIHF is authorized to issue 1,000 shares with a par value of $.01 per share. One share was issued to RII for $10 in October 1993.

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

          The Junior Mortgage Notes are secured by a $35,000,000 promissory note made by RIH (the "RIH Junior Promissory Note"), the terms of which mirror the terms of the Junior Mortgage Notes. The RIH Junior Promissory Note and RIH's guaranty of the Junior Mortgage Notes are also secured by liens on the Resorts Casino Hotel property as described a b ove. The liens securing the Junior Mortgage Notes will be subordinated to the lien securing the

     Senior Facility Notes, if the Senior Facility Notes are issued, and are subordinated to the liens securing the Mortgage Notes.

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

          The Senior Facility among RIHF, RII and RIH and certain funds and accounts advised or managed by Fidelity Management & Research Company ("Fidelity") is available for a single borrowing of up to $20,000,000 during the one-year period ending May 2, 1995, through the issuance of notes (the "Senior Facility Notes"). If issued, the Senior Facility
     Notes will bear interest at 11% and will be due in 2002. The Senior Facility Notes will be senior obligations of RIHF secured by a promissory note from RIH (the "RIH Senior Facility Promissory Note") in an aggregate principal amount of up to $20,000,000 payable in amounts and at times necessary to pay the principal of and interest on the Senior Facility Notes. The Senior Facility Notes will be guaranteed by RIH and secured by a lien on the Resorts Casino Hotel property as described above. The Senior Facility Notes will also be secured by a pledge by GGRI of all issued and outstanding shares of RIH common stock. In addition, the Senior Facility Notes will be guaranteed by RII, which guaranty will be secured by a pledge of all the issued and outstanding stock of GGRI and RIHF.

     C.   Statement of Cash Flows:

          RIHF has had no cash transactions to date. RIHF's exchange of the New Debt Securities for the RIH Promissory Note and the RIH Junior Promissory Note (at estimated fair values totalling $135,300,000) was a non-cash investing and financing transaction.


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


     RESULTS OF OPERATIONS

          Because the terms of the RIH Promissory Note and the RIH Junior Promissory Note were written to mirror the terms of the New Debt Securities, RIHF has affiliated interest income equal to the interest expense on its public debt. It is not anticipated that RIHF will have any other operations or activities, except those related to the New Debt Securities and, if issued, the Senior Facility Notes or certain similar financing activities.


     PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

     b.   Reports on Form 8-K

          No Current Report on Form 8-K was filed by RIHF covering an event during the second quarter of 1994. No amendments to previously filed Forms 8-K were filed during the second quarter of 1994.

                                    SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                 RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                                               (Registrant)





                                        /s/ Matthew B. Kearney
                                        Matthew B. Kearney
                                        President
                                        (Authorized Officer of
                                        Registrant and Chief
                                        Financial Officer)


     Date:  August 10, 1994