Form 10-Q
period 1994-09-30
RESORTS INTERNATIONAL HOTEL FINANCING INC
filed 1994-11-10
CIK 800469

Form 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549

     [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1994

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                      Yes  X      No

     Number   of  shares  outstanding of  registrant's  common  stock  as  of
     September  30,  1994:    One.    There  is  no  current  market  for the
     registrant's common stock.


                       Exhibit Index is presented on page 11

                               Total No. of Pages 12


                    RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                                     FORM 10-Q
                                       INDEX


                                                                Page Number

     Part I.   Financial Information

        Item 1.       Financial Statements

                      Statements of Operations for
                       the Quarter and Three Quarters
                       ended September 30, 1994                      3

                      Balance Sheets at September 30,
                       1994 and December 31, 1993                    4

                      Statement of Cash Flows for
                       the Three Quarters ended
                       September 30, 1994                            5

                      Notes to Financial Statements                  6

        Item 2.       Management's Discussion
                       and Analysis of Financial
                       Condition and Results of
                       Operations                                    8


     Part II.  Other Information

        Item 5.       Other Information                              9

        Item 6.       Exhibits and Reports on
                       Form 8-K                                      9

     PART I. - FINANCIAL INFORMATION
     Item 1.   Financial Statements


                    RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                             STATEMENTS OF OPERATIONS
                             (In Thousands of Dollars)
                                    (Unaudited)


                                                             Three Quarters
                                         Quarter Ended            Ended
                                      September 30, 1994   September 30, 1994

     Revenues:
       Affiliated interest income           $4,509               $7,366
       Amortization of discount on
        affiliated notes receivable            252                  459
                                             4,761                7,825

     Expenses:
       Interest expense                      4,509                7,366
       Amortization of debt discount           252                  459
                                             4,761                7,825

     Net earnings                           $   -0-              $   -0-

                    RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                                  BALANCE SHEETS
                    (In Thousands of Dollars, except par value)



                                                September 30,    December 31,
                                                    1994             1993
                                                 (Unaudited)
     ASSETS

     Current assets - interest receivable
      from affiliate                              $  2,210

     Notes receivable from affiliate, net
      of unamortized discount                      135,759

                                                  $137,969          $  -0-

     LIABILITIES AND SHAREHOLDER'S EQUITY

     Current liabilities - accrued interest
      payable                                     $  2,210

     Long-term debt, net of unamortized discount   135,759

     Shareholder's equity - common stock
      $.01 par value, 1 share issued and
      outstanding

                                                  $137,969          $  -0-

                    RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                              STATEMENT OF CASH FLOWS
                             (In Thousands of Dollars)
                                    (Unaudited)



                                                         Three Quarters
                                                             Ended
                                                       September 30, 1994

     Cash flows from operating activities:
       Interest received                                    $ 5,156
       Interest paid                                         (5,156)
         Net cash provided by
          operating activities                                   -0-

     Net increase in cash and cash
      equivalents                                                -0-
     Cash and cash equivalents at
      beginning of period                                        -0-
     Cash and cash equivalents at
      end of period                                         $    -0-

                    RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                           NOTES TO FINANCIAL STATEMENTS

     A.   Organization and Operations:

          R e s o r ts International Hotel Financing, Inc. ("RIHF") was incorporated under the laws of the State of Delaware in June 1993. RIHF, a wholly owned subsidiary of Resorts International, Inc. ("RII"), was organized to issue the public debt securities described below in connection with a plan of reorganization of RII. RIHF is authorized to issue 1,000 shares of common stock with a par value of $.01 per share. One share was issued to RII for $10 in October 1993.

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

          The Junior Mortgage Notes are secured by a $35,000,000 promissory note made by RIH (the "RIH Junior Promissory Note"), the terms of which m i r r or the terms of the Junior Mortgage Notes. In certain circumstances, interest payable on the Junior Mortgage Notes may be satisfied by the issuance of additional Junior Mortgage Notes, in which case the balance of the RIH Junior Promissory Note would increase accordingly. The RIH Junior

     Promissory Note and RIH's guaranty of the Junior Mortgage Notes are also secured by liens on the Resorts Casino Hotel property as described a b ove. The liens securing the Junior Mortgage Notes will be subordinated to the lien securing the Senior Facility Notes, if the Senior Facility Notes are issued, and are subordinated to the liens securing the Mortgage Notes.

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

          The Senior Facility among RIHF, RII and RIH and certain funds and accounts advised or managed by Fidelity Management & Research Company ("Fidelity") is available for a single borrowing of up to $20,000,000 during the one-year period ending May 2, 1995, through the issuance of notes (the "Senior Facility Notes"). If issued, the Senior Facility
     Notes will bear interest at 11% and will be due in 2002. The Senior Facility Notes will be senior obligations of RIHF secured by a promissory note from RIH (the "RIH Senior Facility Promissory Note") in an aggregate principal amount of up to $20,000,000 payable in amounts and at times necessary to pay the principal of and interest on the Senior Facility Notes. The Senior Facility Notes will be guaranteed by RIH and secured by a lien on the Resorts Casino Hotel property as described above. The Senior Facility Notes will also be secured by a pledge by GGRI of all issued and outstanding shares of RIH common stock. In addition, the Senior Facility Notes will be guaranteed by RII, which guaranty will be secured by a pledge of all the issued and outstanding stock of GGRI and RIHF. Market interest rates and other economic conditions, among other factors, will determine if it is appropriate for RII or RIH to draw on the Senior Facility.

     C.   Statement of Cash Flows:

          S u pplemental disclosures required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below.

                                                         Three Quarters Ended
     (In Thousands of Dollars)                            September 30, 1994

     Reconciliation of net earnings to net cash
      provided by operating activities:
       Net earnings                                             $    -0-
       Adjustments to reconcile net earnings
        to net cash provided by operating activities:
         Amortization of debt discount                              459
         Amortization of discount on affiliated notes
          receivable                                               (459)
         Net increase in interest receivable
          from affiliate                                         (2,210)
         Net increase in accrued interest payable                 2,210

     Net cash provided by operating activities:                 $    -0-

     Non-cash investing and financing transactions:
       Exchange of New Debt Securities for the
        RIH Promissory Note and the RIH Junior
        Promissory Note (at estimated market value)            $135,300



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

          RIHF will satisfy the $2,499,000 of interest due December 15, 1994 on the Junior Mortgage Notes by cash payment. Therefore, on that date RIH will pay interest due on the RIH Junior Promissory Note in cash.

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

     PART II.  OTHER INFORMATION

     Item 5.  Other Information

          RIHF has determined the issue price of the Mortgage Notes and the Junior Mortgage Notes to be used in calculating the related original issue discount for Federal income tax purposes to be 85% and 83%, respectively.

     Item 6.  Exhibits and Reports on Form 8-K

     a.   Exhibits

          The following Part I exhibit is filed herewith:

          Exhibit
          Number            Exhibit

           (27)     Financial data schedule

     b.   Reports on Form 8-K

          No Current Report on Form 8-K was filed by RIHF covering an event during the third quarter of 1994. No amendments to previously filed Forms 8-K were filed during the third quarter of 1994.

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







                                  RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                                              (Registrant)





                                       /s/ Matthew B. Kearney
                                       Matthew B. Kearney
                                       President
                                       (Authorized Officer of
                                       Registrant and Chief
                                       Financial Officer)


     Date:  November 9, 1994

                    RESORTS INTERNATIONAL HOTEL FINANCING, INC.

                        Form 10-Q for the quarterly period
                             ended September 30, 1994


                                   EXHIBIT INDEX


          Exhibit                                         Page
          Number                 Exhibit                 Number

           (27)          Financial data schedule           12