Form 10-K405
period 1994-12-31
RESORTS INTERNATIONAL HOTEL FINANCING INC
filed 1995-03-23
CIK 800469

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549

                                     Form 10-K

     [X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1994

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

     Registrant's telephone including area code: (609) 344-6000

     Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
           Title of Each Class                          on Which Registered
     Mortgage Notes due 2003                          American Stock Exchange
     Junior Mortgage Notes due 2004                   American Stock Exchange
      (traded as part of Units with
      Class B Redeemable Common Stock
      issued by parent company of
      registrant)

     Securities registered pursuant to Section 12(g) of the Act:  None


                                   - continued -






                 Exhibit Index is presented on Pages 20 through 24


                             Total Number of Pages 25

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes  X      No

     Indicate  by  check  mark if disclosure of delinquent filers pursuant to
     Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                    Yes  X      No

     As of February 28, 1995, there was one share of the registrant's common stock outstanding which was owned by one shareholder. Accordingly there is no current market for the registrant's common stock.

     The registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format permitted by that General Instruction.

                                      PART I

     ITEM 1.  BUSINESS

          (a)  General Development of Business

          R e s o r ts International Hotel Financing, Inc. ("RIHF") was incorporated under the laws of the State of Delaware in 1993. RIHF, a wholly owned subsidiary of Resorts International, Inc. ("RII"), was organized to issue certain public debt securities in connection with a plan of reorganization (the "Plan") of RII. On March 21, 1994, after receiving the requisite acceptances for confirmation of the Plan from holders of certain debt and equity interests in RII, RII and GGRI, Inc. ("GGRI"), a subsidiary of RII, filed their prepackaged bankruptcy cases with the United States Bankruptcy Court for the District of Delaware
     (the "Bankruptcy Court"). The Plan was confirmed by the Bankruptcy Court on April 22, 1994 and on May 3, 1994 (the "Effective Date") all conditions to the effectiveness of the Plan were either met or waived and the Plan became effective.

          On the Effective Date RIHF issued $125,000,000 principal amount of 11% Mortgage Notes due 2003 (the "Mortgage Notes") and $35,000,000 principal amount of 11.375% Junior Mortgage Notes due 2004 (the "Junior Mortgage Notes") to RII in exchange for two notes receivable from Resorts International Hotel, Inc. ("RIH"), the subsidiary of RII which owns and operates Merv Griffin's Resorts Casino Hotel in Atlantic City, New Jersey. The $125,000,000 note receivable from RIH (the "RIH Promissory Note") and the $35,000,000 note receivable from RIH (the "RIH Junior Promissory Note") have terms which mirror the terms of the Mortgage Notes and the Junior Mortgage Notes, respectively.

          The  Plan  also  provided  for certain funds or accounts managed by
     Fidelity Management & Research Company ("Fidelity") to enter into a senior credit facility with RIHF, RII and RIH (the "Senior Facility") which would allow RIHF to borrow up to $20,000,000 through the issuance of notes (the "Senior Facility Notes"). The Senior Facility was to be available for a single borrowing during the one-year period ending May 2, 1995. The Senior Facility Notes were to bear interest at 11% per year and mature in 2002. RIHF and Fidelity recently amended the Senior Facility, which amendment (i) extended the borrowing period through May 2, 1996, (ii) increased the interest rate to 11.75% and (iii) reduced the maximum amount of potential borrowing to $19,738,000. The Senior Facility Notes, if issued, will be guaranteed by RIH and RII and secured by a promissory note from RIH, the terms of which will mirror the terms of the Senior Facility Notes. Market interest rates and other economic conditions, among other factors, will determine if it is appropriate for RIHF to draw on the Senior Facility.

          For further description of the Mortgage Notes, the Junior Mortgage Notes and the Senior Facility, see Note 2 of Notes to Financial Statements.

          (b)  Financial Information about Industry Segments

          RIHF operates in one business segment.

          (c)  Narrative Description of Business

          RIHF  has  had  no  activity  other  than  the  financing  activity
     described  in  "(a)    General  Development of Business" above since its
     inception.

     Restrictions on Ownership of Securities

          The casino industry in Atlantic City is strictly regulated under the New Jersey Casino Control Act and regulations promulgated thereunder (the "Casino Control Act"). The Casino Control Act authorizes the establishment of casinos in Atlantic City, provides for licensing, regulation and taxation of casinos and created the New Jersey Casino Control Commission (the "Casino Control Commission") and the Division of Gaming Enforcement, which administer the Casino Control Act. Because of the relationship of RIH, a casino licensee, to the Mortgage Notes and the Junior Mortgage Notes, the holders of the Mortgage Notes and the Junior Mortgage Notes may be required to qualify under the Casino Control Act as financial sources of RIH. If the Casino Control Commission finds that an individual owner or holder of these securities must be qualified and is not qualified under the Casino Control Act, the Casino Control Commission has the right to propose any necessary remedial action and may require divestiture of the security held by any disqualified holder.

          In the event that entities or persons required to be qualified refuse or fail to qualify and fail to divest themselves of such security interest, the Casino Control Commission has the right to take any necessary action, including the revocation or suspension of the casino license. If any security holder of the licensee or its holding company or affiliate who is required to be qualified is found disqualified, it will be unlawful for the security holder to (i) receive any dividends or interest upon any such securities, (ii) exercise, directly or through any trustee or nominee, any right conferred by such securities or (iii) receive any remuneration in any form from the corporate licensee for services rendered or otherwise.

          (d) Financial Information about Foreign and Domestic Operations and Export Sales

          RIHF has no foreign operations nor export sales.


     ITEM 2.  PROPERTIES

          RIHF does not own or lease any real property or tangible personal property.


     ITEM 3.  LEGAL PROCEEDINGS

          Not applicable.


     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The disclosure required by Item 4 has been omitted pursuant to General Instruction J of Form 10-K.

     ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

          RIHF has one share of common stock outstanding which is owned by RII. Accordingly, there is no current market for RIHF's common stock.

          No dividends have been declared on RIHF common stock since the company's incorporation. The indentures pursuant to which the Mortgage Notes and the Junior Mortgage Notes were issued prohibit RIHF from paying dividends, from making other distributions in respect of its capital stock, and from purchasing or redeeming its capital stock, with certain exceptions.


     ITEM 6. SELECTED FINANCIAL DATA

          The disclosure required by Item 6 has been omitted pursuant to General Instruction J of Form 10-K.


     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     FINANCIAL CONDITION

          RIHF was formed for the purpose of issuing the $125,000,000 principal amount of Mortgage Notes and the $35,000,000 principal amount of Junior Mortgage Notes as part of the restructuring described in Note 2 of Notes to Financial Statements, as well as the Senior Facility Notes also described in Note 2 to the extent issued. Also as part of the Restructuring, RIHF obtained the $125,000,000 RIH Promissory Note and the $35,000,000 RIH Junior Promissory Note with terms that mirror the terms of the Mortgage Notes and the Junior Mortgage Notes, respectively, with the intent that RIH pay interest to RIHF on RIHF's interest payment dates so that RIHF will have cash available to make its interest payments on those dates.

     RESULTS OF OPERATIONS

          Because the terms of the RIH Promissory Note and the RIH Junior Promissory Note were written to mirror the terms of the Mortgage Notes and the Junior Mortgage Notes, RIHF has affiliated interest income equal to the interest expense and amortization of discounts on its public debt. It is not anticipated that RIHF will have any other operations or activities, except those related to the securities described above and, if issued, the Senior Facility Notes or certain similar financing activities.

     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          RIHF's financial statements are presented on the following pages:

                                                                       Page
                                                                    Reference

          Report of Independent Auditors                                7

               Balance Sheets at December 31, 1994
           and 1993                                                     8

          Statement of Operations for the year
           ended December 31, 1994                                      9

          Statement of Cash Flows for the year
           ended December 31, 1994                                     10

          Notes to Financial Statements                                11

                          REPORT OF INDEPENDENT AUDITORS


     The Board of Directors and Shareholder
     Resorts International Hotel Financing, Inc.


     We have audited the accompanying balance sheets of Resorts International Hotel Financing, Inc. ("RIHF") as of December 31, 1994 and 1993, and the related statements of operations and cash flows for the year ended December 31, 1994. RIHF is a wholly owned subsidiary of Resorts International, Inc. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RIHF at December 31, 1994 and 1993, and the results of its operations and its cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles.


                                        /S/ ERNST & YOUNG LLP

     Philadelphia, Pennsylvania
     February 17, 1995,
     except for Note 2,
     as to which the date is
     February 27, 1995

                    Resorts International Hotel Financing, Inc.
                                  BALANCE SHEETS
                    (In Thousands of Dollars, except par value)



                                                          December 31,
                                                     1994             1993

     Assets

     Current assets - interest receivable
      from affiliate                                $  4,113

     Notes receivable from affiliate, net
      of unamortized discounts                       125,309

                                                    $129,422          $  -0-

     Liabilities and Shareholder's Equity

     Current liabilities - accrued interest
      payable                                       $  4,113

     Long-term debt, net of unamortized
      discounts                                      125,309

     Shareholder's equity - common stock
      $.01 par value - 1 share outstanding

                                                    $129,422          $  -0-


     See Notes to Financial Statements.

                    Resorts International Hotel Financing, Inc.
                              STATEMENT OF OPERATIONS
                             (In Thousands of Dollars)



                                                            December 31,
                                                                1994

     Revenues:
       Affiliated interest income                             $10,847
       Amortization of discounts on affiliated
        notes receivable                                          757
                                                               11,604
     Expenses:
       Interest expense                                        10,847
       Amortization of debt discounts                             757
                                                               11,604

     Net earnings                                             $    -0-


     See Notes to Financial Statements.

                    Resorts International Hotel Financing, Inc.
                              STATEMENT OF CASH FLOWS
                             (In Thousands of Dollars)



                                                            December 31,
                                                                1994

     Cash flows from operating activities:
       Interest received                                      $ 6,734
       Interest paid                                           (6,734)
         Net cash provided by operating activities                 -0-

     Net increase in cash and cash equivalents                     -0-
     Cash and cash equivalents at beginning of period              -0-
     Cash and cash equivalents at end of period               $    -0-


     See Notes to Financial Statements.

                    Resorts International Hotel Financing, Inc.

                           NOTES TO FINANCIAL STATEMENTS


     NOTE 1 - ORGANIZATION AND OPERATIONS

          R e s o r ts International Hotel Financing, Inc. ("RIHF") was incorporated under the laws of the State of Delaware in June 1993. RIHF, a wholly owned subsidiary of Resorts International, Inc. ("RII"), was organized to issue the public debt securities described in Note 2 in connection with a plan of reorganization of RII. RIHF is authorized to issue 1,000 shares of common stock with a par value of $.01 per share. One share was issued to RII for $10 in October 1993.

          Until the issuance of the securities described in Note 2 in May of 1994, RIHF had no operations. Therefore no Statements of Operations or Cash Flows are presented for 1993.

     NOTE 2 - NOTES RECEIVABLE FROM AFFILIATE AND LONG-TERM DEBT

     RII's Reorganization

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

          In order to accomplish RII's exchange of the Series Notes, the Restructuring provided for RIHF to issue the New Debt Securities in exchange for a $125,000,000 promissory note receivable from RIH (the "RIH Promissory Note") and a $35,000,000 promissory note receivable from RIH (the "RIH Junior Promissory Note").

          The Junior Mortgage Notes were issued as part of "Units" with shares of RII's class B redeemable common stock (the "Class B Stock"). Each Unit comprises $1,000 principal amount of Junior Mortgage Notes and one share of Class B Stock. Junior Mortgage Notes may not be transferred separately from the related shares of Class B Stock. Holders of Class B Stock are entitled to elect one-third of the Board of Directors of RII and under certain circumstances they would be entitled to elect a majority of RII's Board of Directors. Approximately 35,000 Units were issued pursuant to the Plan.

     New Debt Securities

          The Mortgage Notes are secured by the RIH Promissory Note, the terms of which mirror the terms of the Mortgage Notes. The RIH Promissory Note and RIH's guaranty of the Mortgage Notes are secured by liens on the Resorts Casino Hotel, consisting of RIH's fee and leasehold interests comprising the Resorts Casino Hotel, the contiguous parking garage and property, all additions and improvements thereto, and related personal property. The liens securing the Mortgage Notes will be subordinated to the lien securing the Senior Facility Notes (described below), if the Senior Facility Notes are issued.

          The Junior Mortgage Notes are secured by the RIH Junior Promissory Note, the terms of which mirror the terms of the Junior Mortgage Notes. In certain circumstances, interest payable on the Junior Mortgage Notes may be satisfied by the issuance of additional Junior Mortgage Notes, in which case the balance of the RIH Junior Promissory Note would increase accordingly. The RIH Junior Promissory Note and RIH's guaranty of the Junior Mortgage Notes are also secured by liens on the Resorts Casino Hotel property as described above. The liens securing the Junior Mortgage Notes will be subordinated to the lien securing the Senior
     Facility Notes, if the Senior Facility Notes are issued, and are subordinated to the liens securing the Mortgage Notes.

          The indentures pursuant to which the Mortgage Notes and the Junior Mortgage Notes were issued (collectively, the "Indentures") prohibit RIHF from paying dividends, from making other distributions in respect of its capital stock, and from purchasing or redeeming its capital stock, with certain exceptions.

          The Indentures also contain certain other restrictive covenants on the part of RIHF, including (i) limitations on incurring additional indebtedness, with certain exceptions; (ii) restrictions on making loans to an affiliate or other person other than (x) intercompany advances to RII not in excess of $1,000,000 in the aggregate at any time outstanding and (y) indebtedness evidenced by the RIH Senior Facility Promissory Note (defined below), the RIH Promissory Note and the RIH Junior Promissory Note and (iii) restrictions from entering into transactions with affiliates, other than transactions entered into in connection with the Senior Facility, on terms less favorable to RIHF than an arm's length transaction.

          In November 1994, RIH purchased 12,899 Units comprising $12,899,000 principal amount of Junior Mortgage Notes and 12,899 shares of Class B Stock at a price of $6,740,000. Although these notes held by RIH have not been cancelled and remain outstanding legally, the accompanying financial statements include the RIH Junior Promissory Note, the Junior Mortgage Notes and related interest income, expense and cash flow amounts net of reductions related to the notes held by RIH.

          The carrying value and fair value by component of long-term debt at December 31 were as follows:

                                                               1994
                                                    Carrying          Fair
     (In Thousands of Dollars)                       Value            Value

     Mortgage Notes                                 $125,000         $83,750
      Less unamortized discount                      (18,123)
                                                     106,877

     Junior Mortgage Notes                            35,000
      Less notes held by RIH                         (12,899)
                                                      22,101          13,040
      Less unamortized discount                       (3,669)
                                                      18,432

                                                    $125,309         $96,790


          The fair value presented above for RIHF's long-term debt is based on December 31 closing market prices.

          Interest on the Mortgage Notes is payable semi-annually on March 15 and September 15 in each year. Interest on the Junior Mortgage Notes is payable semi-annually on June 15 and December 15 in each year.

          The effective interest rates on RIHF's publicly held debt at December 31, 1994 were as follows: Mortgage Notes - 13.9% and Junior Mortgage Notes - 14.6%. No principal payments are required during the next five years on the Mortgage Notes or the Junior Mortgage Notes.

     Senior Facility

          The Senior Facility among RIHF, RII and RIH and certain funds and accounts advised or managed by Fidelity Management & Research Company, as amended in February 1995, is available for a single borrowing of up to $19,738,000 during the period ending May 2, 1996, through the issuance of notes (the "Senior Facility Notes"). If issued, the Senior Facility Notes will bear interest at 11.75% and will be due in 2002. The Senior Facility Notes will be senior obligations of RIHF secured by a promissory note from RIH in an aggregate principal amount of up to $19,738,000 (the "RIH Senior Facility Promissory Note") payable in amounts and at times necessary to pay the principal of and interest on the Senior Facility Notes. The Senior Facility Notes will be guaranteed by RIH and secured by a lien on the Resorts Casino Hotel property as described above. The Senior Facility Notes will also be secured by a pledge by GGRI of all issued and outstanding shares of RIH common stock. In addition, the Senior Facility Notes will be guaranteed by RII, which guaranty will be secured by a pledge of all the issued and outstanding stock of GGRI and RIHF. Market interest rates and other economic conditions, among other factors, will determine if it is appropriate for RII or RIH to draw on the Senior Facility.

     NOTE 3 - STATEMENT OF CASH FLOWS

          S u pplemental disclosures required by Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," are presented below.

                                                                December 31,
                                                                    1994

     Reconciliation of net earnings to net cash provided
      by operating activities:
       Net earnings                                                 $     -0-
       Adjustments to reconcile net earnings to net cash
        provided by operating activities:
         Amortization of debt discounts                                  757
         Amortization of discounts on affiliated notes
          receivable                                                    (757)
         Net increase in interest receivable from
          affiliate                                                   (4,113)
         Net increase in accrued interest payable                      4,113

     Net cash provided by operating activities:                     $     -0-

     Non-cash investing and financing transactions:
       Exchange of New Debt Securities for the RIH
        Promissory Note and the RIH Junior Promissory
        Note (at estimated market value)                            $135,300

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                     PART III


          T h e following Items have been omitted pursuant to General Instruction J of Form 10-K: ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; ITEM 11. EXECUTIVE COMPENSATION; ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT and ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


                                      PART IV


     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-
     K

          (a)  Documents filed as part of this report

     1.   The  financial  statement  index required herein is incorporated by
          reference  to  "ITEM  8.    FINANCIAL  STATEMENTS AND SUPPLEMENTARY
          DATA."

     2. No financial statement schedules are included herein. Financial statement schedules have been omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

     3. The following exhibits are filed herewith or incorporated by reference:

     Exhibit
     Numbers      Exhibit

     (2) Plan of Reorganization. (Incorporated by reference to Appendix A of the Information Statement/Prospectus included in registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (3)(a)       Certificate  of  Incorporation  of  RIHF.   (Incorporated by
                  r e f erence to Exhibit 3.07 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (3)(b) By-Laws of RIHF. (Incorporated by reference to Exhibit 3.08 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(a) See Exhibits (3)(a) and (3)(b) as to the rights of holders of registrant's common stock.

     (4)(b)(1) Form of Indenture among RIHF, as issuer, RIH, as guarantor, and State Street Bank and Trust Company of Connecticut, National Association, as trustee, with respect to RIHF 11% Mortgage Notes due 2003. (Incorporated by reference to
                  Exhibit 4.04 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(b)(2) Form of Mortgage between RIH and State Street Bank and Trust Company of Connecticut, National Association, securing Guaranty of RIHF Mortgage Notes. (Incorporated by reference to Exhibit 4.22 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(b)(3) Form of Mortgage between RIH and RIHF, securing RIH Promissory Note. (Incorporated by reference to Exhibit 4.23 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(b)(4) Form of Assignment of Agreements made by RIHF, as Assignor, to State Street Bank and Trust Company of Connecticut, National Association, as Assignee, regarding RIH Promissory Note. (Incorporated by reference to Exhibit 4.24 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(b)(5)    Form  of  Assignment  of  Leases  and  Rents made by RIH, as
                  Assignor, to RIHF, as Assignee, regarding RIH Promissory Note. (Incorporated by reference to Exhibit 4.25 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(b)(6) Form of Assignment of Leases and Rents made by RIH, as Assignor, to State Street Bank and Trust Company of Connecticut, National Association, as Assignee, regarding Guaranty of RIHF Mortgage Notes. (Incorporated by reference to Exhibit 4.26 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(b)(7) Form of Assignment of Operating Assets made by RIH, as Assignor, to State Street Bank and Trust Company of Connecticut, National Association, as Assignee, regarding Guaranty of RIHF Mortgage Notes. (Incorporated by reference to Exhibit 4.28 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(b)(8)    Form  of  Assignment  of  Operating  Assets  made by RIH, as
                  Assignor, to RIHF, as Assignee, regarding RIH Promissory Note. (Incorporated by reference to Exhibit 4.34 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(b)(9) Form of Amended and Restated $125,000,000 RIH Promissory Note. (Incorporated by reference to Exhibit A to Exhibit
                  (4)(b)(1) hereto.)

     (4)(c)(1)    F o rm  of  Indenture  between  RIHF,  as  issuer,  RIH,  as guarantor, and U.S. Trust Company of California, N.A., as trustee, with respect to RIHF 11.375% Junior Mortgage Notes due 2004. (Incorporated by reference to Exhibit 4.05 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(c)(2) Form of Mortgage between RIH and U.S. Trust Company of California, N.A., securing Guaranty of RIHF Junior Mortgage Notes. (Incorporated by reference to Exhibit 4.29 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(c)(3) Form of Mortgage between RIH and RIHF, securing RIH Junior Promissory Note. (Incorporated by reference to Exhibit 4.30 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(c)(4) Form of Assignment of Agreements made by RIHF, as Assignor, to U.S. Trust Company of California, N.A., as Assignee, regarding RIH Junior Promissory Note. (Incorporated by r e f erence to Exhibit 4.31 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(c)(5) Form of Assignment of Leases and Rents made by RIH, as Assignor, to RIHF, as Assignee, regarding RIH Junior Promissory Note. (Incorporated by reference to Exhibit 4.32 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(c)(6) Form of Assignment of Leases and Rents made by RIH, as Assignor, to U.S. Trust Company of California, N.A., as Assignee, regarding Guaranty of RIHF Junior Mortgage Notes. (Incorporated by reference to Exhibit 4.33 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(c)(7) Form of Assignment of Operating Assets made by RIH, as Assignor, to U.S. Trust Company of California, N.A., as Assignee, regarding the Guaranty of the RIHF Junior Mortgage Notes. (Incorporated by reference to Exhibit 4.35 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(c)(8) Form of Assignment of Operating Assets made by RIH, as Assignor, to RIHF, as Assignee, regarding RIH Junior Promissory Note. (Incorporated by reference to Exhibit 4.27 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(c)(9) F o rm of Amended and Restated $35,000,000 RIH Junior Promissory Note. (Incorporated by reference to Exhibit A to Exhibit (4)(c)(1) hereto.)

     (10)(a) Form of Intercreditor Agreement by and among RIHF, RIH, RII, GGRI, State Street Bank and Trust Company of Connecticut, National Association, U.S. Trust Company of California, N.A. a n d any lenders which provide additional facilities. (Incorporated by reference to Exhibit 10.64 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (10)(b)(1) Form of Note Purchase Agreement dated May 3, 1994, among RIHF, RII and RIH, and certain funds advised or managed by Fidelity with respect to issuance of Senior Facility Notes. (Incorporated by reference to Exhibit 10.65 to Form S-1 Registration Statement in File No. 33-53371.)

     (10)(b)(2) Revised term sheet for 11.0% Senior Secured Loan due 2002 with RIHF as issuer. (Incorporated by reference to Exhibit
                  10.54 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (10)(b)(3)   Letter  agreement  dated  February 27, 1995 amending Exhibit
                  (10)(b)(1)  hereto.    (Incorporated by reference to Exhibit
                  (10)(n)(3) to RII's Form 10-K Annual Report for the fiscal year ended December 31, 1994, in File No. 1-4748.)

     (10)(c) Form of Registration Rights Agreement dated as of April 29, 1994, among RII, RIHF, RIH, Fidelity and TCW. (Incorporated by reference to Exhibit 10.66 to Form S-1 Registration Statement in File No. 33-53371.)

     (10)(d)      F o r m    o f  Nominee  Agreement  between  RIHF  and  RIH.
                  (Incorporated by reference to Exhibit 10.57 to Form S-1 Registration Statement in File No. 33-53371.)

     (27)         Financial data schedule.

          Registrant   agrees  to  file  with  the  Securities  and  Exchange
     Commission, upon request, copies of any instrument defining the rights of the holders of its consolidated long-term debt.

          (b)  Reports on Form 8-K

          RIHF filed a Form 8-K Current Report, dated November 16, 1994 to report that RIH purchased 12,899 Units comprising $12,899,000 principal amount of Junior Mortgage Notes and 12,899 shares of Class B Stock at a price of $6,740,000.

          (c)  Exhibits Required by Item 601 of Regulation S-K

          The exhibits listed in Item 14(a)3. of this report, and not incorporated by reference to a separate file, follow "SIGNATURES."

          (d)  Financial Statement Schedules Required by Regulation S-K

          No financial statement schedules are included herein.

                                    SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                                                (Registrant)



     Date:  March 22, 1995        By /s/ Matthew B. Kearney
                                     Matthew B. Kearney
                                     Director and President


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



     By /s/ Matthew B. Kearney                       March 22, 1995
       Matthew B. Kearney
       Director and President
       (Principal Executive, Financial
       and Accounting Officer)



     By /s/ Lawrence Cohen                           March 22, 1995
       Lawrence Cohen
       Director

                    RESORTS INTERNATIONAL HOTEL FINANCING, INC.

                           Form 10-K for the fiscal year
                              ended December 31, 1994

                                   EXHIBIT INDEX

     Exhibit                                     Reference to previous filing
     Number       Exhibit                        or page number in Form 10-K

     (2)          Plan of Reorganization         Incorporated by reference to
                                                 Appendix A of the
                                                 Information
                                                 Statement/Prospectus
                                                 included in registrant's
                                                 Form S-4 Registration
                                                 Statement in File No. 33-
                                                 50733.

     (3)(a)       Certificate of Incorporation   Incorporated by reference to
                  of RIHF.                       Exhibit 3.07 to registrant's
                                                 Form S-4 Registration
                                                 Statement in File No. 33-
                                                 50733.

     (3)(b)       By-Laws of RIHF.               Incorporated by reference to
                                                 Exhibit 3.08 to registrant's
                                                 Form S-4 Registration
                                                 Statement in File No. 33-
                                                 50733.

     (4)(a)       See Exhibits (3)(a) and
                  (3)(b) as to the rights of
                  holders of registrant's
                  common stock.

     (4)(b)(1)    Form of Indenture among        Incorporated by reference to
                  RIHF, as issuer, RIH, as       Exhibit 4.04 to registrant's
                  guarantor, and State Street    Form S-4 Registration
                  Bank and Trust Company of      Statement in File No. 33-
                  Connecticut, National          50733.
                  Association, as trustee,
                  with respect to RIHF 11%
                  Mortgage Notes due 2003.

     (4)(b)(2)    Form of Mortgage between RIH   Incorporated by reference to
                  and State Street Bank and      Exhibit 4.22 to registrant's
                  Trust Company of               Form S-4 Registration
                  Connecticut, National          Statement in File No. 33-
                  Association, securing          50733.
                  Guaranty of RIHF Mortgage
                  Notes.

                    RESORTS INTERNATIONAL HOTEL FINANCING, INC.

                           Form 10-K for the fiscal year
                              ended December 31, 1994

                                   EXHIBIT INDEX

     Exhibit                                     Reference to previous filing
     Number       Exhibit                        or page number in Form 10-K

     (4)(b)(3)    Form of Mortgage between RIH   Incorporated by reference to
                  and RIHF, securing RIH         Exhibit 4.23 to registrant's
                  Promissory Note.               Form S-4 Registration
                                                 Statement in File No. 33-
                                                 50733.

     (4)(b)(4)    Form of Assignment of          Incorporated by reference to
                  Agreements made by RIHF, as    Exhibit 4.24 to registrant's
                  Assignor, to State Street      Form S-4 Registration
                  Bank and Trust Company of      Statement in File No. 33-
                  Connecticut, National          50733.
                  Association, as Assignee,
                  regarding RIH Promissory
                  Note.

     (4)(b)(5)    Form of Assignment of Leases   Incorporated by reference to
                  and Rents made by RIH, as      Exhibit 4.25 to registrant's
                  Assignor, to RIHF, as          Form S-4 Registration
                  Assignee, regarding RIH        Statement in File No. 33-
                  Promissory Note.               50733.

     (4)(b)(6)    Form of Assignment of Leases   Incorporated by reference to
                  and Rents made by RIH, as      Exhibit 4.26 to registrant's
                  Assignor, to State Street      Form S-4 Registration
                  Bank and Trust Company of      Statement in File No. 33-
                  Connecticut, National          50733.
                  Association, as Assignee,
                  regarding Guaranty of RIHF
                  Mortgage Notes.

     (4)(b)(7)    Form of Assignment of          Incorporated by reference to
                  Operating Assets made by       Exhibit 4.28 to registrant's
                  RIH, as Assignor, to State     Form S-4 Registration
                  Street Bank and Trust          Statement in File No. 33-
                  Company of Connecticut,        50733.
                  National Association, as
                  Assignee, regarding Guaranty
                  of RIHF Mortgage Notes.

     (4)(b)(8)    Form of Assignment of          Incorporated by reference to
                  Operating Assets made by       Exhibit 4.34 to registrant's
                  RIH, as Assignor, to RIHF,     Form S-4 Registration
                  as Assignee, regarding RIH     Statement in File No. 33-
                  Promissory Note.               50733.

                    RESORTS INTERNATIONAL HOTEL FINANCING, INC.

                           Form 10-K for the fiscal year
                              ended December 31, 1994

                                   EXHIBIT INDEX

     Exhibit                                     Reference to previous filing
     Number       Exhibit                        or page number in Form 10-K

     (4)(b)(9)    Form of Amended and Restated   Incorporated by reference to
                  $125,000,000 RIH Promissory    Exhibit A to Exhibit
                  Note.                          (4)(b)(1) hereto.

     (4)(c)(1)    Form of Indenture between      Incorporated by reference to
                  RIHF, as issuer, RIH, as       Exhibit 4.05 to registrant's
                  guarantor, and U.S. Trust      Form S-4 Registration
                  Company of California, N.A.,   Statement in File No. 33-
                  as trustee, with respect to    50733.
                  RIHF 11.375% Junior Mortgage
                  Notes due 2004.

     (4)(c)(2)    Form of Mortgage between RIH   Incorporated by reference to
                  and U.S. Trust Company of      Exhibit 4.29 to registrant's
                  California, N.A., securing     Form S-4 Registration
                  Guaranty of RIHF Junior        Statement in File No. 33-
                  Mortgage Notes.                50733.

     (4)(c)(3)    Form of Mortgage between RIH   Incorporated by reference to
                  and RIHF, securing RIH         Exhibit 4.30 to registrant's
                  Junior Promissory Note.        Form S-4 Registration
                                                 Statement in File No. 33-
                                                 50733.

     (4)(c)(4)    Form of Assignment of          Incorporated by reference to
                  Agreements made by RIHF, as    Exhibit 4.31 to registrant's
                  Assignor, to U.S. Trust        Form S-4 Registration
                  Company of California, N.A.,   Statement in File No. 33-
                  as Assignee, regarding RIH     50733.
                  Junior Promissory Note.

     (4)(c)(5)    Form of Assignment of Leases   Incorporated by reference to
                  and Rents made by RIH, as      Exhibit 4.32 to registrant's
                  Assignor, to RIHF, as          Form S-4 Registration
                  Assignee, regarding RIH        Statement in File No. 33-
                  Junior Promissory Note.        50733.

     (4)(c)(6)    Form of Assignment of Leases   Incorporated by reference to
                  and Rents made by RIH, as      Exhibit 4.33 to registrant's
                  Assignor, to U.S. Trust        Form S-4 Registration
                  Company of California, N.A.,   Statement in File No. 33-
                  as Assignee, regarding         50733.
                  Guaranty of RIHF Junior
                  Mortgage Notes.

                    RESORTS INTERNATIONAL HOTEL FINANCING, INC.

                           Form 10-K for the fiscal year
                              ended December 31, 1994

                                   EXHIBIT INDEX

     Exhibit                                     Reference to previous filing
     Number       Exhibit                        or page number in Form 10-K

     (4)(c)(7)    Form of Assignment of          Incorporated by reference to
                  Operating Assets made by       Exhibit 4.35 to registrant's
                  RIH, as Assignor, to U.S.      Form S-4 Registration
                  Trust Company of California,   Statement in File No. 33-
                  N.A., as Assignee, regarding   50733.
                  the Guaranty of the RIHF
                  Junior Mortgage Notes.

     (4)(c)(8)    Form of Assignment of          Incorporated by reference to
                  Operating Assets made by       Exhibit 4.27 to registrant's
                  RIH, as Assignor, to RIHF,     Form S-4 Registration
                  as Assignee, regarding RIH     Statement in File No. 33-
                  Junior Promissory Note.        50733.

     (4)(c)(9)    Form of Amended and Restated   Incorporated by reference to
                  $35,000,000 RIH Junior         Exhibit A to Exhibit
                  Promissory Note.               (4)(c)(1) hereto.

     (10)(a)      Form of Intercreditor          Incorporated by reference to
                  Agreement by and among RIHF,   Exhibit 10.64 to
                  RIH, RII, GGRI, State Street   registrant's Form S-4
                  Bank and Trust Company of      Registration Statement in
                  Connecticut, National          File No. 33-50733.
                  Association, U.S. Trust
                  Company of California, N.A.
                  and any lenders which
                  provide additional
                  facilities.

     (10)(b)(1)   Form of Note Purchase          Incorporated by reference to
                  Agreement dated May 3, 1994,   Exhibit 10.65 to Form S-1
                  among RIHF, RII and RIH, and   Registration Statement in
                  certain funds advised or       File No. 33-53371.
                  managed by Fidelity with
                  respect to issuance of
                  Senior Facility Notes.

     (10)(b)(2)   Revised term sheet for 11.0%   Incorporated by reference to
                  Senior Secured Loan due 2002   Exhibit 10.54 to
                  with RIHF as issuer.           registrant's Form S-4
                                                 Registration Statement in
                                                 File No. 33-50733.

                    RESORTS INTERNATIONAL HOTEL FINANCING, INC.

                           Form 10-K for the fiscal year
                              ended December 31, 1994

                                   EXHIBIT INDEX

     Exhibit                                     Reference to previous filing
     Number       Exhibit                        or page number in Form 10-K

     (10)(b)(3)   Letter agreement dated         Incorporated by reference to
                  February 27, 1995 amending     Exhibit (10)(n)(3) to RII's
                  Exhibit (10)(b)(1) hereto.     Form 10-K Annual Report for
                                                 the fiscal year ended
                                                 December 31, 1994, in File
                                                 No. 1-4748.

     (10)(c)      Form of Registration Rights    Incorporated by reference to
                  Agreement dated as of April    Exhibit 10.66 to Form S-1
                  29, 1994, among RII, RIHF,     Registration Statement in
                  RIH, Fidelity and TCW.         File No. 33-53371.

     (10)(d)      Form of Nominee Agreement      Incorporated by reference to
                  between RIHF and RIH.          Exhibit 10.57 to Form S-1
                                                 Registration Statement in
                                                 File No. 33-53371.

     (27)         Financial data schedule.       Page 25.