Form 10-Q
period 1995-03-31
RESORTS INTERNATIONAL HOTEL FINANCING INC
filed 1995-05-11
CIK 800469

Form 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

        [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1995

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

                                                         Yes  X      No

        Number    of   shares  outstanding of  registrant's  common  stock  as
        of  March  31,  1995:    One.    There  is  no  current market for the
        registrant's common stock.


                         Exhibit Index is presented on page 9

                               Total Number of Pages 10

                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                                       FORM 10-Q
                                         INDEX


                                                                  Page Number

        Part I.   Financial Information

           Item 1.       Financial Statements

                         Statement of Operations for
                          the Quarter ended March 31,
                          1995                                          3

                         Balance Sheets at March 31,
                          1995 and December 31, 1994                    4

                         Statement of Cash Flows for
                          the Quarter ended March 31,
                          1995                                          5

                         Notes to Financial Statements                  6

           Item 2.       Management's Discussion
                          and Analysis of Financial
                          Condition and Results of
                          Operations                                    7


        Part II.  Other Information

           Item 6.       Exhibits and Reports on
                          Form 8-K                                      7

        PART I. - FINANCIAL INFORMATION
        Item 1.   Financial Statements


                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                                STATEMENT OF OPERATIONS
                               (In Thousands of Dollars)
                                      (Unaudited)


                                                        Quarter Ended
                                                       March 31, 1995

        Revenues:
          Affiliated interest income                       $4,194
          Amortization of discounts on affiliated
           notes receivable                                   469
                                                            4,663
        Expenses:
          Interest expense                                  4,194
          Amortization of debt discounts                      469
                                                            4,663

        Net earnings                                       $   -0-

                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                                    BALANCE SHEETS
                      (In Thousands of Dollars, except par value)


                                                    March 31,  December 31,
                                                      1995         1994
                                                  (Unaudited)
        ASSETS

        Current assets - interest receivable
         from affiliate                            $  1,397      $  4,113

        Notes receivable from affiliate, net
         of unamortized discounts                   125,778       125,309

                                                   $127,175      $129,422

        LIABILITIES AND SHAREHOLDER'S EQUITY

        Current liabilities - accrued interest
         payable                                   $  1,397      $  4,113

        Long-term debt, net of unamortized
         discounts                                  125,778       125,309

        Shareholder's equity - common stock
         $.01 par value

                                                   $127,175      $129,422

                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                                STATEMENT OF CASH FLOWS
                               (In Thousands of Dollars)
                                      (Unaudited)


                                                         Quarter Ended
                                                        March 31, 1995

        Cash flows from operating activities:
          Interest received                                $ 6,910
          Interest paid                                     (6,910)
            Net cash provided by operating
             activities                                         -0-

        Net increase in cash and cash equivalents               -0-
        Cash and cash equivalents at beginning of
         period                                                 -0-

        Cash and cash equivalents at end of period         $    -0-

                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                             NOTES TO FINANCIAL STATEMENTS


        A.   General:

             Resorts International Hotel Financing, Inc. ("RIHF"), a wholly owned subsidiary of Resorts International, Inc. ("RII"), was organized to issue public debt securities in connection with a plan of reorganization of RII which was effective May 3, 1994. Prior thereto RIHF had no operations.

             W h i l e the accompanying interim financial information is unaudited, management of RIHF believes that all adjustments necessary for a fair presentation of these interim results have been made and all such adjustments are of a normal recurring nature.

             The notes presented herein are intended to provide supplemental disclosure of items of significance occurring subsequent to December 31, 1994 and should be read in conjunction with the Notes to Financial Statements contained in pages 11 through 14 of RIHF's Annual Report on Form 10-K for the year ended December 31, 1994.

        B.   Statement of Cash Flows:

             Supplemental disclosures required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below.

                                                        Quarter Ended
        (In Thousands of Dollars)                      March 31, 1995

        Reconciliation of net earnings to net cash provided by operating activities:

          Net earnings                                    $    -0-
          Adjustments to reconcile net earnings to
           net cash provided by operating
           activities:
            Amortization of debt discounts                    469
            Amortization of discounts on
             affiliated notes receivable                     (469)
            Net decrease in interest receivable
             from affiliate                                 2,716
            Net decrease in accrued interest
             payable                                       (2,716)

        Net cash provided by operating activities         $    -0-

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        FINANCIAL CONDITION

            In May 1994, RIHF issued $125,000,000 principal amount of 11% Mortgage Notes (the "Mortgage Notes") and $35,000,000 principal amount of 11.375% Junior Mortgage Notes (the "Junior Mortgage Notes"). Also in May 1994, RIHF obtained a $125,000,000 promissory note (the "RIH Promissory Note") made by Resorts International Hotel, Inc. ("RIH"), the subsidiary of RII which owns and operates Merv Griffin's Resorts Casino Hotel in Atlantic City, New Jersey, and a $35,000,000 promissory note made by RIH (the "RIH Junior Promissory Note") with terms that mirror the terms of the Mortgage Notes and the Junior Mortgage Notes, respectively, with the intent that RIH pay interest to RIHF on RIHF's interest payment dates so that RIHF will have cash available to make its interest payments on those dates. Hereinafter the Mortgage Notes and the Junior Mortgage Notes are referred to as the New Debt Securities.

        RESULTS OF OPERATIONS

            Because the terms of the RIH Promissory Note and the RIH Junior Promissory Note were written to mirror the terms of the New Debt Securities, RIHF has affiliated interest income equal to the interest expense and amortization of discounts on its public debt. It is not anticipated that RIHF will have any other operations or activities, except those related to the New Debt Securities or certain similar financing activities.


        PART II.  OTHER INFORMATION


        Item 6.  Exhibits and Reports on Form 8-K

        a.   Exhibits

             The following Part I exhibit is filed herewith:

             Exhibit
             Number            Exhibit

              (27)     Financial data schedule

        b.   Reports on Form 8-K

             No Current Report on Form 8-K was filed by RIHF covering an event during the first quarter of 1995. No amendments to previously filed Forms 8-K were filed during the first quarter of 1995.

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


                                  RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                                                  (Registrant)




                                           /s/ Matthew B. Kearney
                                           Matthew B. Kearney
                                           President
                                           (Authorized Officer of
                                           Registrant and Chief
                                           Financial Officer)


        Date:  May 11, 1995

                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.

                          Form 10-Q for the quarterly period
                                 ended March 31, 1995


                                     EXHIBIT INDEX


             Exhibit                                         Page
             Number                 Exhibit                 Number

              (27)          Financial data schedule           10