Form 10-Q
period 1995-06-30
RESORTS INTERNATIONAL HOTEL FINANCING INC
filed 1995-08-10
CIK 800469

Form 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

        [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1995

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

                                                         Yes  X      No

        Number    of   shares  outstanding of  registrant's  common  stock  as
        of  June  30,  1995:    One.    There  is  no  current  market for the
        registrant's common stock.


                         Exhibit Index is presented on page 9

                               Total number of pages 10

                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                                       FORM 10-Q
                                         INDEX


                                                                  Page Number

        Part I.   Financial Information

           Item 1.       Financial Statements

                         Balance Sheets at June 30,
                          1995 and December 31, 1994                    3

                         Statements of Operations for
                          the Quarters and Halves ended
                          June 30, 1995 and 1994                        4

                         Statements of Cash Flows for
                          the Halves ended June 30,
                          1995 and 1994                                 5

                         Notes to Financial Statements                  6

           Item 2.       Management's Discussion
                          and Analysis of Financial
                          Condition and Results of
                          Operations                                    7


        Part II.  Other Information

           Item 6.       Exhibits and Reports on
                          Form 8-K                                      7

        PART I. - FINANCIAL INFORMATION
        Item 1.   Financial Statements


                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                                    BALANCE SHEETS
                      (In Thousands of Dollars, except par value)


                                                    June 30,   December 31,
                                                      1995         1994
                                                  (Unaudited)
        ASSETS

        Current assets - interest receivable
         from affiliate                            $  4,237      $  4,113

        Notes receivable from affiliate, net
         of unamortized discounts                   126,074       125,309

                                                   $130,311      $129,422

        LIABILITIES AND SHAREHOLDER'S EQUITY

        Current liabilities - accrued interest
         payable                                   $  4,237      $  4,113

        Long-term debt, net of unamortized
         discounts                                  126,074       125,309

        Shareholder's equity - common stock
         $.01 par value

                                                   $130,311      $129,422

                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                               STATEMENTS OF OPERATIONS
                               (In Thousands of Dollars)
                                      (Unaudited)


                                         Quarter Ended        Half Ended
                                            June 30,           June 30,
                                         1995     1994      1995     1994

        Revenues:
          Affiliated interest income    $4,112   $2,857    $8,306   $2,857
          Amortization of discounts
           on affiliated notes
           receivable                      296      207       765      207

                                         4,408    3,064     9,071    3,064

        Expenses:
          Interest expense               4,112    2,857     8,306    2,857
          Amortization of debt
           discounts                       296      207       765      207

                                         4,408    3,064     9,071    3,064

        Net earnings                    $  -0-   $  -0-    $  -0-   $  -0-

                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                               STATEMENTS OF CASH FLOWS
                               (In Thousands of Dollars)
                                      (Unaudited)


                                                          Half Ended
                                                           June 30,
                                                        1995      1994
        Cash flows from operating activities:
          Interest received                           $ 8,182    $  -0-
          Interest paid                                (8,182)      -0-
            Net cash provided by operating
             activities                                   -0-       -0-

        Net increase in cash and cash equivalents         -0-       -0-
        Cash and cash equivalents at beginning of
         period                                           -0-       -0-

        Cash and cash equivalents at end of period    $   -0-    $  -0-

                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                             NOTES TO FINANCIAL STATEMENTS


        A. General:

           Resorts International Hotel Financing, Inc. ("RIHF") is a wholly owned subsidiary of Griffin Gaming & Entertainment, Inc. ("GGE"). GGE was known as Resorts International, Inc. until its name change, which was effective June 30, 1995. "GGE" is used herein to refer to RIHF's parent corporation both before and after its name change. RIHF was organized to issue public debt securities in connection with a plan of reorganization of GGE which was effective May 3, 1994. Prior thereto RIHF had no operations.

           While the accompanying interim financial information is unaudited, management of RIHF believes that all adjustments necessary for a fair presentation of these interim results have been made and all such adjustments are of a normal recurring nature.

           The notes presented herein are intended to provide supplemental disclosure of items of significance occurring subsequent to December 31, 1994 and should be read in conjunction with the Notes to Financial Statements contained in pages 11 through 14 of RIHF's Annual Report on Form 10-K for the year ended December 31, 1994.

        B. Statements of Cash Flows:

           S u pplemental disclosures required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below.

                                                          Half Ended
                                                           June 30,
        (In Thousands of Dollars)                      1995       1994

        Reconciliation of net earnings to net cash
         provided by operating activities:
          Net earnings                                $ -0-      $ -0-
          Adjustments to reconcile net earnings to
           net cash provided by operating
           activities:
            Amortization of debt discounts              765
            Amortization of discounts on
             affiliated notes receivable               (765)
            Net increase in interest receivable
             from affiliate                            (124)
            Net increase in accrued interest
             payable                                    124

        Net cash provided by operating activities     $ -0-      $ -0-

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        FINANCIAL CONDITION

           In May 1994, RIHF issued $125,000,000 principal amount of 11% Mortgage Notes (the "Mortgage Notes") and $35,000,000 principal amount of 11.375% Junior Mortgage Notes (the "Junior Mortgage Notes"). Also in May 1994, RIHF obtained a $125,000,000 promissory note (the "RIH Promissory Note") made by Resorts International Hotel, Inc. ("RIH"), the subsidiary of GGE which owns and operates Merv Griffin's Resorts Casino Hotel in Atlantic City, New Jersey, and a $35,000,000 promissory note made by RIH (the "RIH Junior Promissory Note") with terms that mirror the terms of the Mortgage Notes and the Junior Mortgage Notes, respectively, with the intent that RIH pay interest to RIHF on RIHF's interest payment dates so that RIHF will have cash available to make its interest payments on those dates. Hereinafter the Mortgage Notes and the Junior Mortgage Notes are referred to as the "New Debt Securities."

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


        PART II.  OTHER INFORMATION


        Item 6.  Exhibits and Reports on Form 8-K

        a.   Exhibits

             The following Part I exhibit is filed herewith:

             Exhibit
             Number            Exhibit

              (27)     Financial data schedule

        b.   Reports on Form 8-K

             No Current Report on Form 8-K was filed by RIHF covering an event during the second quarter of 1995. No amendments to previously filed Forms 8-K were filed during the second quarter of 1995.

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


        Date:  August 10, 1995

                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.

                          Form 10-Q for the quarterly period
                                  ended June 30, 1995


                                     EXHIBIT INDEX


             Exhibit                                         Page
             Number                 Exhibit                 Number

              (27)          Financial data schedule           10