Form 10-Q
period 1995-09-30
RESORTS INTERNATIONAL HOTEL FINANCING INC
filed 1995-11-13
CIK 800469

Form 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

        [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1995

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

                                                         Yes  X      No

        Number    of   shares  outstanding of  registrant's  common  stock  as
        of  September  30,  1995:    One.   There is no current market for the
        registrant's common stock.


                         Exhibit Index is presented on page 10

                               Total number of pages 11

                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                                       FORM 10-Q
                                         INDEX


                                                                  Page Number

        Part I.   Financial Information

           Item 1.       Financial Statements

                         Balance Sheets at September 30,
                          1995 and December 31, 1994                    3

                         Statements of Operations for
                          the Quarters and Three Quarters
                          Ended September 30, 1995 and 1994             4

                         Statements of Cash Flows for
                          the Three Quarters Ended
                          September 30, 1995 and 1994                   5

                         Notes to Financial Statements                  6

           Item 2.       Management's Discussion
                          and Analysis of Financial
                          Condition and Results of
                          Operations                                    8


        Part II.  Other Information

           Item 6.       Exhibits and Reports on
                          Form 8-K                                      8

        PART I. - FINANCIAL INFORMATION
        Item 1.   Financial Statements


                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                                    BALANCE SHEETS
                      (In Thousands of Dollars, except par value)


                                                 September 30,   December 31,
                                                     1995            1994
                                                  (Unaudited)
        ASSETS

        Current assets - interest receivable
         from affiliate                            $  1,365        $  4,113

        Notes receivable from affiliate, net
         of unamortized discounts                   126,392         125,309

                                                   $127,757        $129,422

        LIABILITIES AND SHAREHOLDER'S EQUITY

        Current liabilities - accrued interest
         payable                                   $  1,365        $  4,113

        Long-term debt, net of unamortized
         discounts                                  126,392         125,309

        Shareholder's equity - common stock
         $.01 par value

                                                   $127,757        $129,422

                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                               STATEMENTS OF OPERATIONS
                               (In Thousands of Dollars)
                                      (Unaudited)


                                         Quarter Ended    Three Quarters Ended
                                         September 30,        September 30,
                                         1995     1994      1995       1994

        Revenues:
          Affiliated interest income    $4,156   $4,509    $12,462    $7,366
          Amortization of discounts
           on affiliated notes
           receivable                      318      252      1,083       459

                                         4,474    4,761     13,545     7,825

        Expenses:
          Interest expense               4,156    4,509     12,462     7,366
          Amortization of debt
           discounts                       318      252      1,083       459

                                         4,474    4,761     13,545     7,825

        Net earnings                    $  -0-   $  -0-    $   -0-    $  -0-

                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                               STATEMENTS OF CASH FLOWS
                               (In Thousands of Dollars)
                                      (Unaudited)


                                                      Three Quarters Ended
                                                          September 30,
                                                        1995        1994
        Cash flows from operating activities:
          Interest received                           $ 15,210    $ 5,156
          Interest paid                                (15,210)    (5,156)
            Net cash provided by operating
             activities                                    -0-        -0-

        Net increase in cash and cash equivalents          -0-        -0-
        Cash and cash equivalents at beginning of
         period                                            -0-        -0-

        Cash and cash equivalents at end of period    $    -0-    $   -0-

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

        B.   Statements of Cash Flows:

             Supplemental disclosures required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below.

                                                       Three Quarters Ended
                                                           September 30,
        (In Thousands of Dollars)                        1995       1994

        Reconciliation of net earnings to net cash
         provided by operating activities:
          Net earnings                                 $   -0-    $    -0-
          Adjustments to reconcile net earnings to
           net cash provided by operating
           activities:
            Amortization of debt discounts               1,083         459
            Amortization of discounts on
             affiliated notes receivable                (1,083)       (459)
            Net (increase) decrease in interest
             receivable from affiliate                   2,748      (2,210)
            Net increase (decrease) in accrued
             interest payable                           (2,748)      2,210

        Net cash provided by operating activities      $   -0-     $   -0-

        Non-cash investing and financing transactions:
         Exchange of New Debt Securities for the
         RIH Promissory Note and the RIH Junior
         Promissory Note (at estimated market value)              $135,300

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

             RIHF will satisfy the interest payment due December 15, 1995 on the Junior Mortgage Notes by cash payment.

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


        PART II.  OTHER INFORMATION


        Item 6.  Exhibits and Reports on Form 8-K

        a.   Exhibits

             The following Part I exhibit is filed herewith:

             Exhibit
             Number            Exhibit

              (27)     Financial data schedule

        b.   Reports on Form 8-K

             No Current Report on Form 8-K was filed by RIHF covering an event during the third quarter of 1995. No amendments to previously filed Forms 8-K were filed during the third quarter of 1995.

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


        Date: November 10, 1995

                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.

                          Form 10-Q for the quarterly period
                               ended September 30, 1995


                                     EXHIBIT INDEX


             Exhibit                                         Page
             Number                 Exhibit                 Number

              (27)          Financial data schedule           11