Form 10-K405
period 1995-12-31
RESORTS INTERNATIONAL HOTEL FINANCING INC
filed 1996-03-08
CIK 800469

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

                                       Form 10-K

        [X]             ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1995

                                          OR

        [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from            to

        Commission File No. 1-9762

                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                (Exact name of registrant as specified in its charter)

                   DELAWARE                                   65-0461729
        (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                   Identification No.)

        4651 Sheridan Street, Suite 355, Hollywood, FL          33021
           (Address of principal executive offices)          (Zip Code)

        Registrant's telephone including area code: (954) 981-7200

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



                                     - continued -





                   Exhibit Index is presented on pages 20 through 25

                               Total Number of Pages 26

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

                                                       Yes  X      No

        As of February 29, 1996, there was one share of the registrant's c o mmon stock outstanding which was owned by one shareholder. Accordingly there is no current market for the registrant's common stock.

        The registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K w i th the reduced disclosure format permitted by that General Instruction.

                                        PART I

        ITEM 1.  BUSINESS

             (a)  General Development of Business

             R e s orts International Hotel Financing, Inc. ("RIHF") was incorporated under the laws of the State of Delaware in 1993. RIHF is a wholly owned subsidiary of Griffin Gaming & Entertainment, Inc. ("GGE"). GGE was known as Resorts International, Inc. until its name change, which was effective June 30, 1995. GGE is used herein to refer to RIHF s parent corporation both before and after its name change. RIHF was organized to issue certain public debt securities in connection with a plan of reorganization (the "Plan") of GGE and certain of its subsidiaries. In April 1994 the Plan was confirmed by the Bankruptcy Court for the District of Delaware and on May 3, 1994 (the "Effective Date") the Plan became effective.

             On the Effective Date RIHF issued $125,000,000 principal amount of 11% Mortgage Notes due 2003 (the "Mortgage Notes") and $35,000,000 principal amount of 11.375% Junior Mortgage Notes due 2004 (the "Junior Mortgage Notes") to GGE in exchange for two notes receivable from Resorts International Hotel, Inc. ("RIH"), the indirect subsidiary of GGE which owns and operates Merv Griffin's Resorts Casino Hotel in Atlantic City, New Jersey. The $125,000,000 note receivable from RIH (the "RIH Promissory Note") and the $35,000,000 note receivable from RIH (the "RIH Junior Promissory Note") have terms which mirror the terms of the Mortgage Notes and the Junior Mortgage Notes, respectively.

             For further description of the Mortgage Notes and the Junior Mortgage Notes, see Note 2 of Notes to Financial Statements. For a description of a senior note purchase agreement (the Senior Facility) entered into by RIHF pursuant to the Plan, see Note 3 of Notes to Financial Statements.

             (b)  Financial Information about Industry Segments

             RIHF operates in one business segment.

             (c) Narrative Description of Business

             RIHF  has  had  no  activity  other  than  the financing activity
        described  in    (a)  General Development of Business  above since its
        inception.

        Restrictions on Ownership of Equity and Debt Securities

             The casino industry in Atlantic City is strictly regulated under the New Jersey Casino Control Act and regulations promulgated thereunder (the "Casino Control Act"). The Casino Control Act authorizes the establishment of casinos in Atlantic City, provides for licensing, regulation and taxation of casinos and created the New Jersey Casino Control Commission (the "Casino Control Commission") and the Division of Gaming Enforcement to administer the Casino Control Act. Because of the relationship of RIH, a casino licensee, to the Mortgage Notes and the

        Junior  Mortgage  Notes,  the  holders  of  the Mortgage Notes and the
        Junior Mortgage Notes may be required to qualify under the Casino Control Act as financial sources of RIH. Also, the Casino Control Act imposes certain restrictions upon the ownership of securities issued by a corporation which holds a casino license or is a holding, intermediary or subsidiary company of a corporate licensee
        (collectively,    holding  company).  The restrictions imposed by the
        Casino Control Act are more stringent for equity securities than for debt securities. The Junior Mortgage Notes are traded as part of Units along with shares of GGE s Class B redeemable common stock (see
        Note 2 of Notes to Financial Statements); therefore, for purposes of the Casino Control Act, these notes are considered to be equity securities.

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

        ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

             RIHF has one share of common stock outstanding which is owned by GGE. Accordingly, there is no current market for RIHF's common stock.

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


        ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        FINANCIAL CONDITION

             RIHF was formed for the purpose of issuing the $125,000,000 principal amount of Mortgage Notes and the $35,000,000 principal amount of Junior Mortgage Notes as part of the Plan, as well as the Senior Facility Notes (described in Note 3 of Notes to Financial Statements) or notes issued under a similar working capital facility, to the extent issued. Also as part of the Plan, RIHF obtained the $125,000,000 RIH Promissory Note and the $35,000,000 RIH Junior Promissory Note with terms that mirror the terms of the Mortgage Notes and the Junior Mortgage Notes, respectively, with the intent that RIH pay interest to RIHF on RIHF's interest payment dates so that RIHF will have cash available to make its interest payments on those dates.

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

        ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             RIHF's financial statements are presented on the following pages:

                                                               Page
                                                            Reference

             Report of Independent Auditors                      7

             Balance Sheets at December 31, 1995
              and 1994                                           8

             Statements of Operations for the years
              ended December 31, 1995 and 1994                   9

             Statements of Cash Flows for the years
              ended December 31, 1995 and 1994                  10

             Notes to Financial Statements                      11

                            REPORT OF INDEPENDENT AUDITORS


        The Board of Directors and Shareholder
        Resorts International Hotel Financing, Inc.


             We have audited the accompanying balance sheets of Resorts International Hotel Financing, Inc. as of December 31, 1995 and 1994, and the related statements of operations and cash flows for each of the two years in the period ended December 31, 1995. Resorts International Hotel Financing, Inc. is a wholly owned subsidiary of Griffin Gaming & Entertainment, Inc. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

             In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Resorts International Hotel Financing, Inc. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                                         /s/ Ernst & Young LLP

        Philadelphia, Pennsylvania
        February 19, 1996

                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                                    BALANCE SHEETS
                      (In Thousands of Dollars, except par value)


                                                        December 31,
                                                    1995           1994

        Assets

        Current assets - interest receivable
         from affiliate                           $  4,244       $  4,113

        Notes receivable from affiliate, net
         of unamortized discounts                  126,761        125,309

                                                  $131,005       $129,422


        Liabilities and Shareholder's Equity

        Current liabilities - accrued interest
         payable                                  $  4,244       $  4,113

        Long-term debt, net of unamortized
         discounts                                 126,761        125,309

        Shareholder's equity - common stock
         $.01 par value - 1 share outstanding

                                                  $131,005       $129,422



        See Notes to Financial Statements.

                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                               STATEMENTS OF OPERATIONS
                               (In Thousands of Dollars)


                                                    For the Year Ended
                                                       December 31,
                                                    1995           1994

        Revenues:
          Affiliated interest income              $16,619        $10,847
          Amortization of discounts on
           affiliated notes receivable              1,452            757
                                                   18,071         11,604
        Expenses:
          Interest expense                         16,619         10,847
          Amortization of debt discounts            1,452            757
                                                   18,071         11,604

        Net earnings                              $    -0-       $    -0-



        See Notes to Financial Statements.

                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                               STATEMENTS OF CASH FLOWS
                               (In Thousands of Dollars)


                                                    For the Year Ended
                                                       December 31,
                                                    1995           1994

        Cash flows from operating activities:
          Interest received                       $ 16,488       $ 6,734
          Interest paid                            (16,488)       (6,734)
            Net cash provided by operating
             activities                                 -0-           -0-

        Net increase in cash and cash
         equivalents                                    -0-           -0-
        Cash and cash equivalents at
         beginning of period                            -0-           -0-
        Cash and cash equivalents at
         end of period                            $     -0-      $    -0-



        See Notes to Financial Statements.

                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                             NOTES TO FINANCIAL STATEMENTS


        NOTE 1 - ORGANIZATION AND OPERATIONS

             Resorts International Hotel Financing, Inc. ("RIHF") was incorporated under the laws of the State of Delaware in June 1993. RIHF, a wholly owned subsidiary of Griffin Gaming & Entertainment, Inc. ("GGE"), was organized to issue the public debt securities described in Note 2 in connection with a prepackaged bankruptcy plan of reorganization (the Plan ) of GGE and certain of its subsidiaries. GGE was known as Resorts International, Inc. until its name change, which was effective June 30, 1995. GGE is used herein to refer to RIHF s parent corporation both before and after its name change. RIHF is authorized to issue 1,000 shares of common stock with a par value of $.01 per share. One share was issued to GGE for $10 in October 1993.

             Until  the  issuance of the securities described in Note 2 in May
        of  1994,  RIHF  had  no  operations.    Therefore,  no  statements of
        operations or cash flows are presented for 1993.

        NOTE 2 - NOTES RECEIVABLE FROM AFFILIATE AND LONG-TERM DEBT

             In April 1994 the Plan was confirmed by the United States Bankruptcy Court for the District of Delaware and on May 3, 1994 the Plan became effective. Pursuant to the Plan, certain previously outstanding public debt of GGE (the Series Notes ) was exchanged for, among other things $125,000,000 principal amount of 11% Mortgage Notes (the "Mortgage Notes") due September 15, 2003 and $35,000,000 principal amount of 11.375% Junior Mortgage Notes (the "Junior Mortgage Notes") due December 15, 2004. The Mortgage Notes and the Junior Mortgage Notes were issued by RIHF and guaranteed by Resorts International Hotel, Inc. ("RIH"), GGE's subsidiary that owns and operates Merv Griffin's Resorts Casino Hotel ("Resorts Casino Hotel") in Atlantic City, New Jersey.

             In order to accomplish GGE's exchange of the Series Notes, the Plan provided for RIHF to issue the Mortgage Notes in exchange for a $125,000,000 promissory note receivable from RIH (the "RIH Promissory Note") and the Junior Mortgage Notes in exchange for a $35,000,000 promissory note receivable from RIH (the "RIH Junior Promissory Note").

             The Mortgage Notes are secured by the RIH Promissory Note, the terms of which mirror the terms of the Mortgage Notes. The RIH Promissory Note and RIH's guaranty of the Mortgage Notes are secured by liens on the Resorts Casino Hotel, consisting of RIH's fee and leasehold interests comprising the Resorts Casino Hotel, the contiguous parking garage and property, and related personal property. The liens securing the Mortgage Notes will be subordinated to the lien securing the Senior Facility Notes (described in Note 3) or notes issued under a similar working capital facility, if such notes are issued.

             The Junior Mortgage Notes are secured by the RIH Junior Promissory Note, the terms of which mirror the terms of the Junior Mortgage Notes. The RIH Junior Promissory Note and RIH's guaranty of the Junior Mortgage

        Notes are also secured by liens on the Resorts Casino Hotel property as described above. The liens securing the Junior Mortgage Notes will be subordinated to the lien securing the Senior Facility Notes or notes issued under a similar working capital facility, if such notes are issued, and are subordinated to the liens securing the Mortgage Notes.

             The indentures pursuant to which the Mortgage Notes and the Junior Mortgage Notes were issued (collectively, the "Indentures") prohibit RIHF from paying dividends, from making other distributions in respect of its capital stock, and from purchasing or redeeming its capital stock, with certain exceptions.

             The Indentures also contain certain other restrictive covenants on the part of RIHF, including (i) limitations on incurring additional indebtedness, with certain exceptions; (ii) restrictions on making loans to an affiliate or other person other than (x) intercompany advances to GGE not in excess of $1,000,000 in the aggregate at any time outstanding and (y) loans to RIH of the proceeds of the Senior Facility and loans evidenced by the RIH Promissory Note and the RIH Junior Promissory Note and (iii) restrictions from entering into transactions with affiliates, other than transactions entered into in connection with the Senior Facility, on terms less favorable to RIHF than an arm's length transaction.

             The Junior Mortgage Notes were issued as part of "Units" with shares of GGE's Class B redeemable common stock (the "Class B Stock"). Each Unit comprises $1,000 principal amount of Junior Mortgage Notes and one share of Class B Stock. Junior Mortgage Notes may not be transferred separately from the related shares of Class B Stock. Holders of Class B Stock are entitled to elect one-third of the Board of Directors of GGE and under certain circumstances they would be e n t i tled to elect a majority of GGE's Board of Directors. Approximately 35,000 Units were issued pursuant to the Plan.

             In    November  1994,  RIH  purchased  12,899  Units  comprising
        $12,899,000 principal amount of Junior Mortgage Notes and 12,899 shares of Class B Stock at a price of $6,740,000. Although these notes held by RIH have not been canceled and remain outstanding legally, the accompanying financial statements include the RIH Junior Promissory Note, the Junior Mortgage Notes and related interest income, expense and cash flow amounts net of reductions related to the notes held by RIH.

             The carrying value and fair value by component of long-term debt at December 31 were as follows:

                                            1995                  1994
                                    Carrying       Fair    Carrying     Fair
        (In Thousands of Dollars)     Value       Value      Value     Value

        Mortgage Notes              $125,000    $115,313   $125,000   $83,750
         Less unamortized discount   (16,872)               (18,123)
                                     108,128                106,877

        Junior Mortgage Notes         35,000                 35,000
         Less notes held by RIH      (12,899)               (12,899)
                                      22,101      20,333     22,101    13,040
         Less unamortized discount    (3,468)                (3,669)
                                      18,633                 18,432

                                    $126,761    $135,646   $125,309   $96,790


             The fair value presented above for RIHF's long-term debt is based on December 31 closing market prices.

             No principal payments are due on the Mortgage Notes or the Junior Mortgage Notes during the next five years.

             The accrual of interest and amortization of discounts on the Mortgage Notes and the Junior Mortgage Notes commenced on May 3, 1994. Interest on the Mortgage Notes is payable semi-annually on March 15 and September 15 in each year. Interest on the Junior Mortgage Notes is payable semi-annually on June 15 and December 15 in each year. In certain circumstances, interest payable on the Junior Mortgage Notes may be satisfied by the issuance of additional Junior Mortgage Notes, in which case the balance of the RIH Junior Promissory Note would increase accordingly.

             The effective interest rates on the Mortgage Notes and the Junior Mortgage Notes are 14.1% and 14.8%, respectively.

        NOTE 3 - SENIOR FACILITY

             Pursuant to the Plan, RIHF, GGE and RIH entered into a senior note purchase agreement (the "Senior Facility") with certain funds and accounts advised or managed by Fidelity Management & Research Company. The Senior Facility, as amended, is available for a single borrowing of up to $19,738,000 during the period ending May 2, 1996, through the issuance of notes (the "Senior Facility Notes"). If issued, the Senior Facility Notes will bear interest at 11.75% and will be due in 2002. The Senior Facility Notes will be senior obligations of RIHF secured by a promissory note from RIH in an aggregate principal amount of up to $19,738,000 payable in amounts and at times necessary to pay the principal of and interest on the Senior Facility Notes. The Senior Facility Notes will be guaranteed by RIH and secured by a lien on the Resorts Casino Hotel property as described in Note 2. Market interest rates and other economic conditions, among other factors, will determine if it is appropriate for GGE or RIH to draw on the Senior Facility.

        NOTE 4 - STATEMENTS OF CASH FLOWS

             Supplemental disclosures required by Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," are presented below.

        (In Thousands of Dollars)                   1995           1994

        Reconciliation of net earnings to net
         cash provided by operating activities:
          Net earnings                            $    -0-       $     -0-
          Adjustments to reconcile net earnings
           to net cash provided by operating
           activities:
            Amortization of debt discounts          1,452             757
            Amortization of discounts on
             affiliated notes receivable           (1,452)           (757)
            Net increase in interest receivable
             from affiliate                          (131)         (4,113)
            Net increase in accrued interest
             payable                                  131           4,113

        Net cash provided by operating
         activities                               $    -0-       $     -0-

        Non-cash investing and financing
         transactions:
          Exchange of Mortgage Notes and
           Junior Mortgage Notes for the
           RIH Promissory Note and the RIH
           Junior Promissory Note (at
           estimated market values)                              $135,300

        ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.


                                       PART III


             The following Items have been omitted pursuant to General Instruction J of Form 10-K: ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; ITEM 11. EXECUTIVE COMPENSATION; ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT and ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


                                        PART IV


        ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
        8-K

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

        3. The following exhibits are filed herewith or incorporated by reference:

        Exhibit
        Numbers     Exhibit

        (2) Plan of Reorganization. (Incorporated by reference to A p pendix A of the Information Statement/Prospectus included in registrant's Form S-4 Registration Statement in File No. 33-50733.)

        (3)(a) Certificate of Incorporation of RIHF. (Incorporated by reference to Exhibit 3.07 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

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

        (4)(b)(9) Form of Amended and Restated $125,000,000 RIH Promissory Note. (Incorporated by reference to Exhibit A to Exhibit
                    (4)(b)(1) hereto.)

        (4)(c)(1) Form of Indenture between RIHF, as issuer, RIH, as guarantor, and U.S. Trust Company of California, N.A., as trustee, with respect to RIHF 11.375% Junior Mortgage Notes due 2004. (Incorporated by reference to Exhibit
                    4.05 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

        (4)(c)(2) Form of Mortgage between RIH and U.S. Trust Company of California, N.A., securing Guaranty of RIHF Junior Mortgage Notes. (Incorporated by reference to Exhibit
                    4.29 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

        (4)(c)(3) Form of Mortgage between RIH and RIHF, securing RIH Junior Promissory Note. (Incorporated by reference to
                    Exhibit 4.30 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

        (4)(c)(4) Form of Assignment of Agreements made by RIHF, as Assignor, to U.S. Trust Company of California, N.A., as Assignee, regarding RIH Junior Promissory Note. (Incorporated by reference to Exhibit 4.31 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

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

        (4)(c)(7) Form of Assignment of Operating Assets made by RIH, as Assignor, to U.S. Trust Company of California, N.A., as Assignee, regarding the Guaranty of the RIHF Junior Mortgage Notes. (Incorporated by reference to Exhibit
                    4.35 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

        (4)(c)(8) Form of Assignment of Operating Assets made by RIH, as Assignor, to RIHF, as Assignee, regarding RIH Junior Promissory Note. (Incorporated by reference to Exhibit
                    4.27 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

        (4)(c)(9) Form of Amended and Restated $35,000,000 RIH Junior Promissory Note. (Incorporated by reference to Exhibit A to Exhibit (4)(c)(1) hereto.)

        (10)(a) Form of Intercreditor Agreement by and among RIHF, RIH, GGE, GGRI, Inc., State Street Bank and Trust Company of Connecticut, National Association, U.S. Trust Company of California, N.A. and any lenders which provide additional facilities. (Incorporated by reference to Exhibit 10.64 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

        (10)(b)(1) Form of Note Purchase Agreement dated May 3, 1994, among RIHF, GGE and RIH, and certain funds advised or managed by Fidelity Management & Research Company with respect to issuance of Senior Facility Notes. (Incorporated by reference to Exhibit 10.65 to Form S-1 Registration Statement in File No. 33-53371.)

        (10)(b)(2) Revised term sheet for 11.0% Senior Secured Loan due 2002 with RIHF as issuer. (Incorporated by reference to
                    Exhibit 10.54 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

        (10)(b)(3)  Letter agreement dated February 27, 1995 amending Exhibit
                    (10)(b)(1) hereto.  (Incorporated by reference to Exhibit
                    (10)(n)(3) to GGE's Form 10-K Annual Report for the fiscal year ended December 31, 1994, in File No. 1-4748.)

        (10)(c) Form of Registration Rights Agreement dated as of April 29, 1994, among GGE, RIHF, RIH, Fidelity Management & Research Company and The TCW Group, Inc. (Incorporated by reference to Exhibit 10.66 to Form S-1 Registration Statement in File No. 33-53371.)

        (10)(d) F o r m of Nominee Agreement between RIHF and RIH. (Incorporated by reference to Exhibit 10.57 to Form S-1 Registration Statement in File No. 33-53371.)

        (27)        Financial data schedule.

             Registrant agrees to file with the Securities and Exchange Commission, upon request, copies of any instrument defining the rights of the holders of its long-term debt.

             (b)  Reports on Form 8-K

             No current report on Form 8-K was filed by RIHF covering an event during the fourth quarter of 1995. No amendments to previously filed Forms 8-K were filed during the fourth quarter of 1995.

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

                                 RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                                                 (Registrant)



        Date:  March 8, 1996     By /s/ Matthew B. Kearney
                                   Matthew B. Kearney
                                   Director and President


             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



        By /s/ Matthew B. Kearney                    March 8, 1996
          Matthew B. Kearney
          Director and President
          (Principal Executive, Financial
          and Accounting Officer)



        By /s/ Lawrence Cohen                        March 8, 1996
          Lawrence Cohen
          Director

                     RESORTS INTERNATIONAL HOTEL FINANCING, INC.

                            Form 10-K for the fiscal year
                               ended December 31, 1995

                                    EXHIBIT INDEX

                                                     Reference to previous
        Exhibit                                      filing or page number
        Number          Exhibit                      in Form 10-K

        (2)             Plan of Reorganization.      Incorporated by
                                                     reference to Appendix A
                                                     of the Information
                                                     Statement/Prospectus
                                                     included in registrant's
                                                     Form S-4 Registration
                                                     Statement in File No.
                                                     33-50733.

        (3)(a)          Certificate of               Incorporated by
                        Incorporation of RIHF.       reference to Exhibit
                                                     3.07 to registrant's
                                                     Form S-4 Registration
                                                     Statement in File No.
                                                     33-50733.

        (3)(b)          By-Laws of RIHF.             Incorporated by
                                                     reference to Exhibit
                                                     3.08 to registrant's
                                                     Form S-4 Registration
                                                     Statement in File No.
                                                     33-50733.

        (4)(a)          See Exhibits (3)(a) and
                        (3)(b) as to the rights
                        of holders of
                        registrant's common
                        stock.

        (4)(b)(1)       Form of Indenture among      Incorporated by
                        RIHF, as issuer, RIH, as     reference to  Exhibit
                        guarantor, and State         4.04 to registrant's
                        Street Bank and Trust        Form S-4 Registration
                        Company of Connecticut,      Statement in File No.
                        National Association, as     33-50733.
                        trustee, with respect to
                        RIHF 11% Mortgage Notes
                        due 2003.

                     RESORTS INTERNATIONAL HOTEL FINANCING, INC.

                            Form 10-K for the fiscal year
                               ended December 31, 1995

                                    EXHIBIT INDEX

                                                     Reference to previous
        Exhibit                                      filing or page number
        Number          Exhibit                      in Form 10-K

        (4)(b)(2)       Form of Mortgage between     Incorporated by
                        RIH and State Street         reference to Exhibit
                        Bank and Trust Company       4.22 to registrant's
                        of Connecticut, National     Form S-4 Registration
                        Association, securing        Statement in File No.
                        Guaranty of RIHF             33-50733.
                        Mortgage Notes.

        (4)(b)(3)       Form of Mortgage between     Incorporated by
                        RIH and RIHF, securing       reference to Exhibit
                        RIH Promissory Note.         4.23 to registrant's
                                                     Form S-4 Registration
                                                     Statement in File No.
                                                     33-50733.

        (4)(b)(4)       Form of Assignment of        Incorporated by
                        Agreements made by RIHF,     reference to Exhibit
                        as Assignor, to State        4.24 to registrant's
                        Street Bank and Trust        Form S-4 Registration
                        Company of Connecticut,      Statement in File No.
                        National Association, as     33-50733.
                        Assignee, regarding RIH
                        Promissory Note.

        (4)(b)(5)       Form of Assignment of        Incorporated by
                        Leases and Rents made by     reference to Exhibit
                        RIH, as Assignor, to         4.25 to registrant's
                        RIHF, as Assignee,           Form S-4 Registration
                        regarding RIH Promissory     Statement in File No.
                        Note.                        33-50733.

        (4)(b)(6)       Form of Assignment of        Incorporated by
                        Leases and Rents made by     reference to Exhibit
                        RIH, as Assignor, to         4.26 to registrant's
                        State Street Bank and        Form S-4 Registration
                        Trust Company of             Statement in File No.
                        Connecticut, National        33-50733.
                        Association, as
                        Assignee, regarding
                        Guaranty of RIHF
                        Mortgage Notes.

                     RESORTS INTERNATIONAL HOTEL FINANCING, INC.

                            Form 10-K for the fiscal year
                               ended December 31, 1995

                                    EXHIBIT INDEX

                                                     Reference to previous
        Exhibit                                      filing or page number
        Number          Exhibit                      in Form 10-K

        (4)(b)(7)       Form of Assignment of        Incorporated by
                        Operating Assets made by     reference to Exhibit
                        RIH, as Assignor, to         4.28 to registrant's
                        State Street Bank and        Form S-4 Registration
                        Trust Company of             Statement in File No.
                        Connecticut, National        33-50733.
                        Association, as
                        Assignee, regarding
                        Guaranty of RIHF
                        Mortgage Notes.

        (4)(b)(8)       Form of Assignment of        Incorporated by
                        Operating Assets made by     reference to Exhibit
                        RIH, as Assignor, to         4.34 to registrant's
                        RIHF, as Assignee,           Form S-4 Registration
                        regarding RIH Promissory     Statement in File No.
                        Note.                        33-50733.

        (4)(b)(9)       Form of Amended and          Incorporated by
                        Restated $125,000,000        reference to Exhibit A
                        RIH Promissory Note.         to Exhibit (4)(b)(1)
                                                     hereto.

        (4)(c)(1)       Form of Indenture            Incorporated by
                        between RIHF, as issuer,     reference to Exhibit
                        RIH, as guarantor, and       4.05 to registrant's
                        U.S. Trust Company of        Form S-4 Registration
                        California, N.A., as         Statement in File No.
                        trustee, with respect to     33-50733.
                        RIHF 11.375% Junior
                        Mortgage Notes due 2004.


        (4)(c)(2)       Form of Mortgage between     Incorporated by
                        RIH and U.S. Trust           reference to Exhibit
                        Company of California,       4.29 to registrant's
                        N.A., securing Guaranty      Form S-4 Registration
                        of RIHF Junior Mortgage      Statement in File No.
                        Notes.                       33-50733.

                     RESORTS INTERNATIONAL HOTEL FINANCING, INC.

                            Form 10-K for the fiscal year
                               ended December 31, 1995

                                    EXHIBIT INDEX

                                                     Reference to previous
        Exhibit                                      filing or page number
        Number          Exhibit                      in Form 10-K

        (4)(c)(3)       Form of Mortgage between     Incorporated by
                        RIH and RIHF, securing       reference to Exhibit
                        RIH Junior Promissory        4.30 to registrant's
                        Note.                        Form S-4 Registration
                                                     Statement in File No.
                                                     33-50733.

        (4)(c)(4)       Form of Assignment of        Incorporated by
                        Agreements made by RIHF,     reference to Exhibit
                        as Assignor, to U.S.         4.31 to registrant's
                        Trust Company of             Form S-4 Registration
                        California, N.A., as         Statement in File No.
                        Assignee, regarding RIH      33-50733.
                        Junior Promissory Note.

        (4)(c)(5)       Form of Assignment of        Incorporated by
                        Leases and Rents made by     reference to Exhibit
                        RIH, as Assignor, to         4.32 to registrant's
                        RIHF, as Assignee,           Form S-4 Registration
                        regarding RIH Junior         Statement in File No.
                        Promissory Note.             33-50733.

        (4)(c)(6)       Form of Assignment of        Incorporated by
                        Leases and Rents made by     reference to Exhibit
                        RIH, as Assignor, to         4.33 to registrant's
                        U.S. Trust Company of        Form S-4 Registration
                        California, N.A., as         Statement in File No.
                        Assignee, regarding          33-50733.
                        Guaranty of RIHF Junior
                        Mortgage Notes.

        (4)(c)(7)       Form of Assignment of        Incorporated by
                        Operating Assets made by     reference to Exhibit
                        RIH, as Assignor, to         4.35 to registrant's
                        U.S. Trust Company of        Form S-4 Registration
                        California, N.A., as         Statement in File No.
                        Assignee, regarding the      33-50733.
                        Guaranty of the RIHF
                        Junior Mortgage Notes.

                     RESORTS INTERNATIONAL HOTEL FINANCING, INC.

                            Form 10-K for the fiscal year
                               ended December 31, 1995

                                    EXHIBIT INDEX

                                                     Reference to previous
        Exhibit                                      filing or page number
        Number          Exhibit                      in Form 10-K

        (4)(c)(8)       Form of Assignment of        Incorporated by
                        Operating Assets made by     reference to Exhibit
                        RIH, as Assignor, to         4.27 to registrant's
                        RIHF, as Assignee,           Form S-4 Registration
                        regarding RIH Junior         Statement in File No.
                        Promissory Note.             33-50733.

        (4)(c)(9)       Form of Amended and          Incorporated by
                        Restated $35,000,000 RIH     reference to Exhibit A
                        Junior Promissory Note.      to Exhibit (4)(c)(1)
                                                     hereto.

        (10)(a)         Form of Intercreditor        Incorporated by
                        Agreement by and among       reference to Exhibit
                        RIHF, RIH, GGE, GGRI,        10.64 to registrant's
                        Inc., State Street Bank      Form S-4 Registration
                        and Trust Company of         Statement in File No.
                        Connecticut, National        33-50733.
                        Association, U.S. Trust
                        Company of California,
                        N.A. and any lenders
                        which provide additional
                        facilities.

        (10)(b)(1)      Form of Note Purchase        Incorporated by
                        Agreement dated May 3,       reference to Exhibit
                        1994, among RIHF, GGE        10.65 to Form S-1
                        and RIH, and certain         Registration Statement
                        funds advised or managed     in File No. 33-53371.
                        by Fidelity Management &
                        Research Company with
                        respect to issuance of
                        Senior Facility Notes.

        (10)(b)(2)      Revised term sheet for       Incorporated by
                        11.0% Senior Secured         reference to Exhibit
                        Loan due 2002 with RIHF      10.54 to registrant's
                        as issuer.                   Form S-4 Registration
                                                     Statement in File No.
                                                     33-50733.

                     RESORTS INTERNATIONAL HOTEL FINANCING, INC.

                            Form 10-K for the fiscal year
                               ended December 31, 1995

                                    EXHIBIT INDEX

                                                     Reference to previous
        Exhibit                                      filing or page number
        Number          Exhibit                      in Form 10-K

        (10)(b)(3)      Letter agreement dated       Incorporated by
                        February 27, 1995            reference to Exhibit
                        amending Exhibit             (10)(n)(3) to GGE's Form
                        (10)(b)(1) hereto.           10-K Annual Report for
                                                     the fiscal year ended
                                                     December 31, 1994, in
                                                     File No. 1-4748.

        (10)(c)         Form of Registration         Incorporated by
                        Rights Agreement dated       reference to Exhibit
                        as of April 29, 1994,        10.66 to Form S-1
                        among GGE, RIHF, RIH,        Registration Statement
                        Fidelity Management &        in File No. 33-53371.
                        Research Company and The
                        TCW Group, Inc.

        (10)(d)         Form of Nominee              Incorporated by
                        Agreement between RIHF       reference to Exhibit
                        and RIH.                     10.57 to Form S-1
                                                     Registration Statement
                                                     in File No. 33-53371.

        (27)            Financial data schedule.     Page 26.