Form 10-Q
period 1996-03-31
RESORTS INTERNATIONAL HOTEL FINANCING INC
filed 1996-05-10
CIK 800469

Form 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

        [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1996

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

                                     (954) 981-7200
                            (Registrant's telephone number,
                                 including area code)

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

                                                         Yes  X      No

        Number    of  shares  outstanding  of  registrant's  common  stock  as
        of  March  31,  1996:    One.    There  is  no  current market for the
        registrant's common stock.


                         Exhibit Index is presented on page 10

                               Total number of pages 11

                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                                       FORM 10-Q
                                         INDEX


                                                            Page Number

        Part I.  Financial Information

             Item 1.   Financial Statements

                       Balance Sheets at March 31,
                        1996 and December 31, 1995               3

                       Statements of Operations for
                        the Quarters Ended March 31,
                        1996 and 1995                            4

                       Statements of Cash Flows for
                        the Quarters Ended March 31,
                        1996 and 1995                            5

                       Notes to Financial Statements             6


             Item 2.   Management's Discussion and
                        Analysis of Financial
                        Condition and Results of
                        Operations                               7


        Part II.  Other Information

             Item 6.   Exhibits and Reports on
                        Form 8-K                                 8

        PART I. - FINANCIAL INFORMATION
        Item 1.   Financial Statements


                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                                    BALANCE SHEETS
                      (In Thousands of Dollars, except par value)


                                                   March 31,     December 31,
                                                     1996            1995
                                                  (Unaudited)
        ASSETS

        Current assets - interest receivable
         from affiliate                            $  1,404        $  4,244

        Notes receivable from affiliate, net
         of unamortized discounts                   127,125         126,761

                                                   $128,529        $131,005

        LIABILITIES AND SHAREHOLDER'S EQUITY

        Current liabilities - accrued
         interest payable                          $  1,404        $  4,244

        Long-term debt, net of unamortized
         discounts                                  127,125         126,761

        Shareholder's equity - common stock
         $.01 par value - 1 share outstanding

                                                   $128,529        $131,005

                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                               STATEMENTS OF OPERATIONS
                               (In Thousands of Dollars)
                                      (Unaudited)


                                                      Quarter Ended
                                                        March 31,
                                                   1996           1995

        Revenues:
          Affiliated interest income              $4,111         $4,194
          Amortization of discounts on
           affiliated notes receivable               364            469

                                                   4,475          4,663

        Expenses:
          Interest expense                         4,111          4,194
          Amortization of debt discounts             364            469

                                                   4,475          4,663

        Net earnings                              $  -0-         $  -0-

                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                               STATEMENTS OF CASH FLOWS
                               (In Thousands of Dollars)
                                      (Unaudited)


                                                       Quarter Ended
                                                         March 31,
                                                    1996           1995

        Cash flows from operating activities:
          Interest received                       $ 6,951        $ 6,910
          Interest paid                            (6,951)        (6,910)
            Net cash provided by operating
             activities                               -0-            -0-

        Net increase in cash and cash
         equivalents                                  -0-            -0-

        Cash and cash equivalents at beginning
         of period                                    -0-            -0-

        Cash and cash equivalents at end of
         period                                   $   -0-        $   -0-

                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                             NOTES TO FINANCIAL STATEMENTS


        A.   General:

             Resorts International Hotel Financing, Inc. ("RIHF") is a wholly owned subsidiary of Griffin Gaming & Entertainment, Inc. ("GGE") and was organized to issue public debt securities.

             While the accompanying interim financial information is unaudited, management of RIHF believes that all adjustments necessary for a fair presentation of these interim results have been made and all such adjustments are of a normal recurring nature.

             The notes presented herein are intended to provide supplemental disclosure of items of significance occurring subsequent to December 31, 1995 and should be read in conjunction with the Notes to Financial Statements contained in pages 11 through 14 of RIHF's Annual Report on Form 10-K for the year ended December 31, 1995.

        B.   Statements of Cash Flows:

             Supplemental disclosures required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below.

                                                       Quarter Ended
                                                         March 31,
        (In Thousands of Dollars)                   1996           1995

        Reconciliation of net earnings to net
         cash provided by operating activities:
          Net earnings                            $   -0-        $   -0-
          Adjustments to reconcile net earnings
           to net cash provided by operating
           activities:
            Amortization of debt discounts            364            469
            Amortization of discounts on
             affiliated notes receivable             (364)          (469)
            Net decrease in interest receivable
             from affiliate                         2,840          2,716
            Net decrease in accrued interest
             payable                               (2,840)        (2,716)

        Net cash provided by operating
         activities                               $   -0-        $   -0-

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        FINANCIAL CONDITION

             In May 1994, RIHF issued $125,000,000 principal amount of 11% Mortgage Notes due 2003 (the "Mortgage Notes") and $35,000,000 principal amount of 11.375% Junior Mortgage Notes due 2004 (the "Junior Mortgage Notes"). Also in May 1994, RIHF obtained a $125,000,000 promissory note (the "RIH Promissory Note") made by Resorts International Hotel, Inc. ("RIH"), the subsidiary of GGE which owns and operates Merv Griffin's Resorts Casino Hotel in Atlantic City, New Jersey, and a $35,000,000 promissory note made by RIH (the "RIH Junior Promissory Note") with terms that mirror the terms of the Mortgage Notes and the Junior Mortgage Notes, respectively, with the intent that RIH pay interest to RIHF on RIHF's interest payment dates so that RIHF will have cash available to make its interest payments on those dates. Hereinafter the Mortgage Notes and the Junior Mortgage Notes are referred to as the "Debt Securities."

             The indentures for the Debt Securities permit a $20,000,000 working capital facility to be senior to the Debt Securities. GGE, RIH and RIHF had previously negotiated a senior credit facility (the "Senior Facility") of approximately $20,000,000 which was available up to May 2, 1996. GGE, RIH and RIHF allowed the Senior Facility to expire unutilized as the companies did not have immediate needs for the funds, and, in light of current market conditions, management believes that alternative sources of a comparable working capital facility would be available at terms no less favorable than those of the Senior Facility.

             RIHF will satisfy the interest payment due June 15, 1996 on the Junior Mortgage Notes by cash payment.

        RESULTS OF OPERATIONS

             Because the terms of the RIH Promissory Note and the RIH Junior Promissory Note were written to mirror the terms of the Debt Securities, RIHF has affiliated interest income equal to the interest expense and amortization of discounts on its public debt. It is not anticipated that RIHF will have any other operations or activities, except those related to the Debt Securities or certain similar financing activities.

        PART II.  OTHER INFORMATION


        Item 6.  Exhibits and Reports on Form 8-K

        a.   Exhibits

             The following Part I exhibit is filed herewith:

             Exhibit
             Number            Exhibit

              (27)     Financial data schedule

        b.   Reports on Form 8-K

             No Current Report on Form 8-K was filed by RIHF covering an event during the first quarter of 1996. No amendments to previously filed Forms 8-K were filed during the first quarter of 1996.

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


        Date: May 10, 1996

                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.

                          Form 10-Q for the quarterly period
                                 ended March 31, 1996


                                     EXHIBIT INDEX

             Exhibit                                         Page
             Number                 Exhibit                 Number

              (27)          Financial data schedule           11