Form 10-Q
period 1996-06-30
RESORTS INTERNATIONAL HOTEL FINANCING INC
filed 1996-08-07
CIK 800469

Form 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

        [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1996

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

                                                         Yes  X      No

        Number    of  shares  outstanding  of  registrant's  common  stock  as
        of  June  30,  1996:    One.    There  is  no  current  market for the
        registrant's common stock.

                         Exhibit Index is presented on page 9

                               Total number of pages 10

                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                                       FORM 10-Q
                                         INDEX


                                                            Page Number

        Part I.  Financial Information

             Item 1.   Financial Statements

                       Balance Sheets at June 30,
                        1996 and December 31, 1995               3

                       Statements of Operations for
                        the Quarters and Halves
                        Ended June 30, 1996 and 1995             4

                       Statements of Cash Flows for
                        the Halves Ended June 30,
                        1996 and 1995                            5

                       Notes to Financial Statements             6


             Item 2.   Management's Discussion and
                        Analysis of Financial
                        Condition and Results of
                        Operations                               7


        Part II.  Other Information

             Item 6.   Exhibits and Reports on
                        Form 8-K                                 7

        PART I. - FINANCIAL INFORMATION
        Item 1.   Financial Statements


                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                                    BALANCE SHEETS
                      (In Thousands of Dollars, except par value)


                                                    June 30,     December 31,
                                                      1996           1995
                                                  (Unaudited)
        ASSETS

        Current assets - interest receivable
         from affiliate                            $  4,237        $  4,244

        Notes receivable from affiliate, net
         of unamortized discounts                   127,474         126,761

                                                   $131,711        $131,005

        LIABILITIES AND SHAREHOLDER'S EQUITY

        Current liabilities - accrued
         interest payable                          $  4,237        $  4,244

        Long-term debt, net of unamortized
         discounts                                  127,474         126,761

        Shareholder's equity - common stock
         $.01 par value - 1 share outstanding

                                                   $131,711        $131,005

                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                               STATEMENTS OF OPERATIONS
                               (In Thousands of Dollars)
                                      (Unaudited)


                                         Quarter Ended         Half Ended
                                            June 30,            June 30,
                                         1996      1995      1996      1995

        Revenues:
          Affiliated interest income    $4,111    $4,112    $8,222    $8,306
          Amortization of discounts on
           affiliated notes receivable     349       296       713       765

                                         4,460     4,408     8,935     9,071

        Expenses:
          Interest expense               4,111     4,112     8,222     8,306
          Amortization of debt
           discounts                       349       296       713       765

                                         4,460     4,408     8,935     9,071

        Net earnings                    $  -0-    $  -0-    $  -0-    $  -0-

                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                               STATEMENTS OF CASH FLOWS
                               (In Thousands of Dollars)
                                      (Unaudited)


                                                         Half Ended
                                                          June 30,
                                                     1996          1995

        Cash flows from operating activities:
          Interest received                        $ 8,229       $ 8,182
          Interest paid                             (8,229)       (8,182)
            Net cash provided by operating
             activities                                -0-           -0-

        Net increase in cash and cash
         equivalents                                   -0-           -0-

        Cash and cash equivalents at beginning
         of period                                     -0-           -0-

        Cash and cash equivalents at end of
         period                                    $   -0-       $   -0-

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

        B.   Statements of Cash Flows:

             Supplemental disclosures required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below.

                                                          Half Ended
                                                           June 30,
        (In Thousands of Dollars)                    1996          1995

        Reconciliation of net earnings to net
         cash provided by operating activities:
          Net earnings                             $   -0-       $   -0-
          Adjustments to reconcile net earnings
           to net cash provided by operating
           activities:
            Amortization of debt discounts             713           765
            Amortization of discounts on
             affiliated notes receivable              (713)         (765)
            Net (increase) decrease in interest
             receivable from affiliate                   7          (124)
            Net increase (decrease) in accrued
             interest payable                           (7)          124

        Net cash provided by operating
         activities                                $   -0-       $   -0-

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


        PART II.  OTHER INFORMATION


        Item 6.  Exhibits and Reports on Form 8-K

        a.   Exhibits

             The following Part I exhibit is filed herewith:

             Exhibit
             Number            Exhibit

              (27)     Financial data schedule

        b.   Reports on Form 8-K

             No Current Report on Form 8-K was filed by RIHF covering an event during the second quarter of 1996. No amendments to previously filed Forms 8-K were filed during the second quarter of 1996.

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


        Date: August 7, 1996

                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.

                          Form 10-Q for the quarterly period
                                  ended June 30, 1996


                                     EXHIBIT INDEX

             Exhibit                                         Page
             Number                 Exhibit                 Number

              (27)          Financial data schedule           10