Form 10-Q
period 1996-09-30
RESORTS INTERNATIONAL HOTEL FINANCING INC
filed 1996-11-12
CIK 800469

Form 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

        [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1996

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

        Number    of  shares  outstanding  of  registrant's  common  stock  as
        of  September  30,  1996:    One.   There is no current market for the
        registrant's common stock.

                         Exhibit Index is presented on page 10

                               Total number of pages 11

                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                                       FORM 10-Q
                                         INDEX


                                                            Page Number
        Part I.  Financial Information

             Item 1.   Financial Statements

                       Balance Sheets at September 30,
                        1996 and December 31, 1995               3

                       Statements of Operations for the
                        Quarters and Three Quarters Ended
                        September 30, 1996 and 1995              4

                       Statements of Cash Flows for the
                        Three Quarters Ended September
                        30, 1996 and 1995                        5

                       Notes to Financial Statements             6

             Item 2.   Management's Discussion and
                        Analysis of Financial Condition
                        and Results of Operations                7

        Part II.  Other Information

             Item 5.   Other Information                         8

             Item 6.   Exhibits and Reports on Form 8-K          8

        PART I. - FINANCIAL INFORMATION
        Item 1.   Financial Statements


                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                                    BALANCE SHEETS
                      (In Thousands of Dollars, except par value)


                                                  September 30,  December 31,
                                                      1996           1995
                                                   (Unaudited)
        ASSETS

        Current assets - interest receivable
         from affiliate                             $  1,365      $  4,244

        Notes receivable from affiliate, net
         of unamortized discounts                    127,845       126,761
                                                    $129,210      $131,005

        LIABILITIES AND SHAREHOLDER'S EQUITY

        Current liabilities - accrued
         interest payable                           $  1,365      $  4,244

        Long-term debt, net of unamortized
         discounts                                   127,845       126,761

        Shareholder's equity - common stock
         $.01 par value - 1 share outstanding

                                                    $129,210      $131,005

                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                               STATEMENTS OF OPERATIONS
                               (In Thousands of Dollars)
                                      (Unaudited)

                                     Quarter Ended     Three Quarters Ended
                                     September 30,         September 30,
                                    1996      1995       1996         1995

        Revenues:
          Affiliated interest
           income                  $4,156    $4,156    $12,378      $12,462
          Amortization of
           discounts on
           affiliated notes
            receivable                371       318      1,084        1,083

                                    4,527     4,474     13,462       13,545
        Expenses:
          Interest expense          4,156     4,156     12,378       12,462
          Amortization of
           debt discounts             371       318      1,084        1,083

                                    4,527     4,474     13,462       13,545

        Net earnings               $  -0-    $  -0-    $   -0-      $   -0-

                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                               STATEMENTS OF CASH FLOWS
                               (In Thousands of Dollars)
                                      (Unaudited)

                                                    Three Quarters Ended
                                                        September 30,
                                                     1996          1995

        Cash flows from operating activities:
          Interest received                        $ 15,257      $ 15,210
          Interest paid                             (15,257)      (15,210)
            Net cash provided by operating
             activities                                 -0-           -0-

        Net increase in cash and cash
         equivalents                                    -0-           -0-

        Cash and cash equivalents at beginning
         of period                                      -0-           -0-

        Cash and cash equivalents at end of
         period                                    $    -0-      $    -0-

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

        B.   Agreement and Plan of Merger of GGE:

             On August 19, 1996, GGE entered into an Agreement and Plan of Merger, which was subsequently amended on October 10, 1996, (as amended, the "Merger Agreement") with Sun International Hotels Limited ("SIHL"), a Bahamian corporation, and Sun Merger Corp., a wholly owned subsidiary of SIHL. Under the Merger Agreement, a wholly owned subsidiary of SIHL will be merged with and into GGE (the "Merger"), with GGE surviving as a wholly owned subsidiary of SIHL. The Merger is subject to certain customary conditions. Management can give no assurance as to whether or when the Merger will be effected.

        C.   Statements of Cash Flows:

             Supplemental disclosures required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below.
                                                   Three Quarters Ended
                                                       September 30,
        (In Thousands of Dollars)                    1996         1995

        Reconciliation of net earnings to net
         cash provided by operating activities:
          Net earnings                             $   -0-      $   -0-
          Adjustments to reconcile net earnings
           to net cash provided by operating
           activities:
            Amortization of debt discounts           1,084        1,083
            Amortization of discounts on
             affiliated notes receivable            (1,084)      (1,083)
            Net decrease in interest receivable
             from affiliate                          2,879        2,748
            Net decrease in accrued interest
             payable                                (2,879)      (2,748)
        Net cash provided by operating
         activities                                $   -0-      $   -0-



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

             RIHF will satisfy the interest payment due December 16, 1996 on the Junior Mortgage Notes by cash payment.

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


        PART II.  OTHER INFORMATION

        Item 5.  Other Information

             Each $1,000 principal amount of Junior Mortgage Notes issued by RIHF presently trades as part of a unit (the "Units") along with one share of Class B common stock, $.01 par value per share, of GGE (the "GGE Class B Stock"). Subject to the terms of the Merger Agreement described in Note B of Notes to Financial Statements, each issued and outstanding share of GGE Class B Stock will be converted into the right to receive .1928 of a fully paid and nonassessable ordinary share, $.001 par value per share of SIHL (the "Ordinary Shares"). As a result of this conversion, holders of GGE Class B Stock will not be entitled to special rights with respect to the election of directors to which holders of GGE Class B Stock were previously entitled. As of the effective time of the Merger, the .1928 Ordinary Share received in exchange for a share of GGE Class B Stock will trade as part of a Unit along with $1,000 principal amount of Junior Mortgage Notes.


        Item 6.  Exhibits and Reports on Form 8-K

        a.   Exhibits

             The following Part I exhibit is filed herewith:

             Exhibit
             Number            Exhibit

              (27)     Financial data schedule

        b.   Reports on Form 8-K

             No Current Report on Form 8-K was filed by RIHF covering an event during the third quarter of 1996. No amendments to previously filed Forms 8-K were filed during the third quarter of 1996.

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

        Date:  November 12, 1996

                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.

                          Form 10-Q for the quarterly period
                               ended September 30, 1996

                                     EXHIBIT INDEX

             Exhibit                                         Page
             Number                 Exhibit                 Number

              (27)          Financial data schedule           11