Form 10-K405
period 1996-12-31
RESORTS INTERNATIONAL HOTEL FINANCING INC
filed 1997-03-20
CIK 800469

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

                                       Form 10-K

        [X]             ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1996
                                          OR

        [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from            to

        Commission File No. 1-9762
                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                (Exact name of registrant as specified in its charter)

                   DELAWARE                                   65-0461729
        (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                   Identification No.)

        1415 E. Sunrise Blvd., Ft. Lauderdale, FL               33304
        (Address of principal executive offices)             (Zip Code)
        Registrant's telephone including area code: 954-713-2500

        Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
              Title of Each Class                      on Which Registered
        Mortgage Notes due 2003                      American Stock Exchange
        Junior Mortgage Notes due 2004               American Stock Exchange
         (traded as part of Units with         Ordinary Shares issued by Sun
         International Hotels Limited,
         ultimate parent company of
         registrant)

        Securities registered pursuant to Section 12(g) of the Act:  None


                                     - continued -

                  Exhibit Index is presented on pages 23 through 28.

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

                                                     Yes  X      No

        As of February 28, 1997, there was one share of the registrant's c o mmon stock outstanding which was owned by one shareholder. Accordingly there is no current market for the registrant's common stock.

        The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K w i th the reduced disclosure format permitted by that General Instruction.

                                        PART I

        ITEM 1.  BUSINESS

             (a)  General Development of Business

             R e s orts  International  Hotel  Financing,  Inc.  ("RIHF")  was incorporated under the laws of the State of Delaware in 1993. RIHF is a wholly owned subsidiary of Sun International North America, Inc., ("SINA"). SINA was known as Resorts International, Inc. until June 30, 1995, and as Griffin Gaming & Entertainment, Inc. from June 30, 1995 until February 6, 1997. "SINA" is used herein to refer to that corporation for all periods. On December 16, 1996, SINA became a wholly-owned subsidiary of Sun International Hotels Limited ("SIHL"), a c orporation organized and existing under the laws of the Commonwealth of The Bahamas, through a merger transaction (the "Merger") approved by shareholders of SINA.
             RIHF  was  organized  to  issue certain public debt securities in connection with a 1994 plan of reorganization (the "Plan") of SINA and certain of its subsidiaries. In April 1994 the Plan was confirmed by the Bankruptcy Court for the District of Delaware and on May 3, 1994 (the "Restructuring Date") the Plan became effective.

             On the Restructuring Date RIHF issued $125,000,000 principal amount of 11% Mortgage Notes due 2003 (the "Mortgage Notes") and $35,000,000 principal amount of 11.375% Junior Mortgage Notes due 2004 (the "Junior Mortgage Notes") to SINA in exchange for two notes receivable from Resorts International Hotel, Inc. ("RIH"), the indirect subsidiary of SINA which owns and operates Resorts Casino Hotel in Atlantic City, New Jersey. The $125,000,000 note receivable from RIH (the "RIH Promissory Note") and the $35,000,000 note receivable from RIH (the "RIH Junior Promissory Note," and together with the RIH Promissory Note, the "RIH Notes") have terms which mirror the terms of the Mortgage Notes and the Junior Mortgage Notes, respectively.

        Merger
             The Merger is more fully described in SINA's proxy statement dated November 1, 1996. As a result of the Merger and pursuant to an accounting practice know as "push-down" accounting, as of December 31, 1996, RIHF's assets and liabilities were adjusted to their estimated fair values. See Note 2 of Notes to Consolidated Financial Statements for further discussion of this accounting treatment.

        1997 Tender Offer
             In February 1997 RIHF mailed to each holder of Mortgage Notes and Junior Mortgage Notes an Offer to Purchase and Consent Solicitation Statement offering to purchase for cash (the "Offer") the outstanding

         Mortgage Notes and Junior Mortgage Notes and soliciting consents (the "Solicitation") for amending the indentures pursuant to which these securities were issued (the "Indentures") to, among other things, release the collateral for the Mortgage Notes and the Junior Mortgage Notes. This collateral consisted of liens on RIH's fee and leasehold interests in the Resorts Casino
         Hotel, the contiguous parking garage and property and related personal property. Holders who validly tendered their securities and consents by February 26, 1997 (the "Consent Date") were entitled to receive the purchase price of 106.733% for the Mortgage Notes and 107.447% for the Junior Mortgage Notes, accrued interest through March 12, 1997, and an additional 2.5% consent payment (the "Consent Payment"). Holders who tendered their securities and consents subsequent to the Consent Date but prior to the Offer's expiration on March 10, 1997, were entitled to the purchase price and accrued interest, but not the Consent Payment. $119,645,000 principal amount of Mortgage Notes and $21,001,000
         principal  amount  of  Junior Mortgage Notes were tendered.    The
         purchase price and Consent Payments for purchasing these tendered securities, excluding accrued interest, totaled $153,712,000. $5,355,000 principal amount of Mortgage Notes and $1,100,000 principal amount of Junior Mortgage Notes were not validly tendered and, therefore, not purchased pursuant to the Offer. These securities remain outstanding as unsecured obligations of RIHF and operate under the Indentures, as amended.

               RIH transferred to RIHF (i) funds needed to purchase the Mortgage Notes and Junior Mortgage Notes tendered to RIHF pursuant to the Offer and (ii) $12,899,000 Junior Mortgage Notes owned by RIH (see Note 3 of Notes to Consolidated Financial Statements). In exchange for this, the RIH Notes will be canceled and RIH will issue new promissory notes to RIHF in the amounts of, and with terms that mirror, the remaining Mortgage Notes and Junior Mortgage Notes.

              (b)  Financial Information about Industry Segments

             RIHF operates in one business segment.

             (c) Narrative Description of Business

             RIHF has had no activity other than the financing activity described in "(a) General Development of Business" above since its inception.

        Restrictions on Ownership of Equity and Debt Securities

             The casino industry in Atlantic City is strictly regulated under the New Jersey Casino Control Act and regulations promulgated thereunder (the "Casino Control Act"). The Casino Control Act authorizes the establishment of casinos in Atlantic City, provides for licensing, regulation and taxation of casinos and created the New Jersey Casino Control Commission (the "Casino Control Commission") and the Division of

        Gaming Enforcement to administer the Casino Control Act. Because of the relationship of RIH, a casino licensee, to the Mortgage Notes and the Junior Mortgage Notes, the holders of the Mortgage Notes and the Junior Mortgage Notes may be required to qualify under the Casino Control Act as financial sources of RIH. Also, the Casino Control Act imposes certain restrictions upon the ownership of securities issued by a corporation which holds a casino license or is a holding, i n t e r mediary or subsidiary company of a corporate licensee (collectively, "holding company"). The restrictions imposed by the Casino Control Act are more stringent for equity securities than for debt securities. Because the Junior Mortgage Notes are traded as part of Units along with fractions of Ordinary Shares issued by SIHL (see
        Note 3 of Notes to Financial Statements), for purposes of the Casino Control Act, these securities are analyzed as both debt and equity securities.

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

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The disclosure required by Item 4 has been omitted pursuant to General Instruction I of Form 10-K.


        ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

             RIHF  has one share of common stock outstanding which is owned by
        SINA.    Accordingly,  there  is  no  current market for RIHF's common stock.

             No dividends have been declared on RIHF common stock since the company's incorporation.


        ITEM 6. SELECTED FINANCIAL DATA

             The disclosure required by Item 6 has been omitted pursuant to General Instruction I of Form 10-K.


        ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        FINANCIAL CONDITION

             RIHF was formed for the purpose of issuing the $125,000,000 principal amount of Mortgage Notes and the $35,000,000 principal amount of Junior Mortgage Notes as part of the Plan, as well as any notes that might be issued under a senior working capital facility of up to $20,000,000 which is permitted by the Indentures. Also as part of the Plan, RIHF obtained the $125,000,000 RIH Promissory Note and the $35,000,000 RIH Junior Promissory Note with terms that mirror the t e r ms of the Mortgage Notes and the Junior Mortgage Notes, respectively, with the intent that RIH pay interest to RIHF on RIHF's interest payment dates so that RIHF will have cash available to make its interest payments on those dates.

             See "1997 Tender Offer" under "ITEM 1. BUSINESS - (a) General Development of Business" for discussion of the Offer pursuant to which RIHF's debt and the RIH Promissory Note and the RIH Junior Promissory Note were significantly reduced in early 1997.

        RESULTS OF OPERATIONS
             Because the terms of the RIH Promissory Note and the RIH Junior Promissory Note were written to mirror the terms of the Mortgage Notes and the Junior Mortgage Notes, RIHF has affiliated interest income equal to the interest expense and amortization of discounts on its public debt. It is not anticipated that RIHF will have any operations or activities other than those related to the securities described above and certain similar financing activities.


        ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             RIHF's financial statements are presented on the following pages:

                                                               Page
                                                            Reference

             Report of Independent Auditors                       8

             Balance Sheets at December 31, 1996
              and 1995                                            9

             Statements of Operations for the years
              ended December 31, 1996, 1995 and 1994             10

             Statements of Cash Flows for the years
              ended December 31, 1996, 1995 and 1994             11

             Notes to Financial Statements                       12

                            REPORT OF INDEPENDENT AUDITORS


        The Board of Directors and Shareholder
        Resorts International Hotel Financing, Inc.


             We have audited the accompanying balance sheet of Resorts International Hotel Financing, Inc. as of December 31, 1996 (post-acquisition basis). We have also audited the accompanying balance sheet as of December 31, 1995, and the related statements of operations and cash flows for each of the three years in the period
        ended    December  31,  1996  (pre-acquisition  basis).    Resorts
        International Hotel Financing, Inc. is an indirect wholly owned subsidiary of Sun International Hotels Limited. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
             We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial
        statement  presentation.    We  believe  that  our  audits  provide
        a reasonable basis for our opinion.

             In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Resorts International Hotel Financing, Inc. at December 31, 1996 (post-acquisition basis), and at December 31, 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 (pre-acquisition basis), in conformity with generally accepted accounting principles.

                                                         /s/ Ernst & Young LLP

        Philadelphia, Pennsylvania
        February 14, 1997,
        except for Note 5, as to which the date is March 17, 1997

                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                                    BALANCE SHEETS
                      (In Thousands of Dollars, except par value)


                                                        December 31,
                                                    1996           1995
                                                  (Note 2)

        Assets
        Current assets - interest receivable
         from affiliate                           $  4,244       $  4,244

        Notes receivable from affiliate, net
         of unamortized premiums (discounts)       155,927        126,761

                                                  $160,171       $131,005

        Liabilities and Shareholder's Equity

        Current liabilities - accrued interest
         payable                                  $  4,244       $  4,244

        Long-term debt, net of unamortized
         premiums (discounts)                      155,927        126,761

        Shareholder's equity - common stock
         $.01 par value - 1 share outstanding

                                                  $160,171       $131,005


        See Notes to Financial Statements.

                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                               STATEMENTS OF OPERATIONS
                               (In Thousands of Dollars)


                                           For the Year Ended December 31,
                                             1996       1995       1994

        Revenues:
          Affiliated interest income       $16,535    $16,619    $10,847
          Amortization of discounts on
           affiliated notes receivable       1,527      1,452        757
                                            18,062     18,071     11,604
        Expenses:
          Interest expense                  16,535     16,619     10,847
          Amortization of debt discounts     1,527      1,452        757
                                            18,062     18,071     11,604

        Net earnings                       $    -0-   $    -0-   $    -0-

        See Notes to Financial Statements.

                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                               STATEMENTS OF CASH FLOWS
                               (In Thousands of Dollars)


                                           For the Year Ended December 31,
                                             1996       1995       1994

        Cash flows from operating
         activities:
          Interest received                $ 16,535   $ 16,488   $ 6,734
          Interest paid                     (16,535)   (16,488)   (6,734)
            Net cash provided by
             operating activities                -0-       -0-        -0-

        Net increase in cash and cash
         equivalents                             -0-       -0-        -0-
        Cash and cash equivalents at
         beginning of period                     -0-       -0-        -0-
        Cash and cash equivalents at
         end of period                     $     -0-  $    -0-   $    -0-


        See Notes to Financial Statements.

                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                             NOTES TO FINANCIAL STATEMENTS


        NOTE 1 - ORGANIZATION AND OPERATIONS

             R e s orts International Hotel Financing, Inc. ("RIHF") was incorporated under the laws of the State of Delaware in June 1993. RIHF is a wholly-owned subsidiary of Sun International North America, Inc. ("SINA"). SINA was known as Resorts International, Inc. until June 30, 1995, and as Griffin Gaming & Entertainment, Inc. from June 30, 1995 until February 6, 1997. "SINA" is used herein to refer to that corporation for all periods. RIHF was organized to issue the public debt securities described in Note 3 in connection with a prepackaged bankruptcy plan of reorganization (the "Plan") of SINA and certain of its subsidiaries. RIHF is authorized to issue 1,000 shares of common stock with a par value of $.01 per share. One share was issued to SINA for $10 in October 1993.
        NOTE 2 - MERGER AND BASIS OF ACCOUNTING

             On December 16, 1996 (the "Effective Time"), SINA became a wholly owned subsidiary of Sun International Hotels Limited ("SIHL"), a corporation organized under the laws of the Commonwealth of The Bahamas, through a merger transaction (the "Merger") approved by shareholders of SINA.

             The Merger was accounted for as a purchase and, according to an accounting practice known as "push-down" accounting, RIHF adjusted its assets and labilities to their estimated fair values. In doing so, both its notes receivable from affiliate and its long-term debt were written up by $27,639,000 to market value as of the Effective Time. Because the impact of the basis adjustments on RIHF's statement of operations for the period between the Effective Time and December 31, 1996 was immaterial, RIHF recorded the basis adjustments as of December 31, 1996. The impact on RIHF's operations will be reflected in its statements of operations commencing January 1, 1997.
        NOTE 3 - NOTES RECEIVABLE FROM AFFILIATE AND LONG-TERM DEBT

             In April 1994 the Plan was confirmed by the United States Bankruptcy Court for the District of Delaware and on May 3, 1994 the Plan became effective. Pursuant to the Plan, certain previously outstanding public debt of SINA (the "Series Notes") was exchanged for, among other things $125,000,000 principal amount of 11% Mortgage Notes (the "Mortgage Notes") due September 15, 2003 and $35,000,000 principal amount of 11.375% Junior Mortgage Notes (the "Junior Mortgage Notes") due December 15, 2004. The Mortgage Notes and the Junior Mortgage Notes were issued by RIHF and guaranteed by Resorts International Hotel, Inc.

        ("RIH"), SINA's indirect subsidiary that owns and operates Resorts Casino Hotel in Atlantic City, New Jersey.

             In order to accomplish SINA's exchange of the Series Notes, the Plan provided for RIHF to issue the Mortgage Notes in exchange for a $125,000,000 promissory note receivable from RIH (the "RIH Promissory Note") and the Junior Mortgage Notes in exchange for a $35,000,000 promissory note receivable from RIH (the "RIH Junior Promissory Note").

             The Mortgage Notes are secured by the RIH Promissory Note, the terms of which mirror the terms of the Mortgage Notes. The RIH Promissory Note and RIH's guaranty of the Mortgage Notes are secured by liens on the Resorts Casino Hotel, consisting of RIH's fee and leasehold interests in the Resorts Casino Hotel, the contiguous parking garage and property and related personal property. The indenture pursuant to which the Mortgage Notes were issued permits the liens securing the Mortgage Notes to be subordinated to a lien securing a working capital facility of up to $20,000,000.

             The Junior Mortgage Notes are secured by the RIH Junior Promissory Note, the terms of which mirror the terms of the Junior Mortgage Notes. The RIH Junior Promissory Note and RIH's guaranty of the Junior Mortgage Notes are also secured by liens on the Resorts Casino Hotel property as described above. The liens securing the
        Junior Mortgage Notes are subordinated to the liens securing the Mortgage Notes. Also, the indenture pursuant to which the Junior Mortgage Notes were issued permits the liens securing the Junior Mortgage Notes to be subordinated to a lien securing a working capital facility of up to $20,000,000.

             The indentures pursuant to which the Mortgage Notes and the Junior Mortgage Notes were issued (collectively, the "Indentures") prohibit RIHF from paying dividends, from making other distributions in respect of its capital stock, and from purchasing or redeeming its capital stock, with certain exceptions.

             The Indentures also contain certain other restrictive covenants on the part of RIHF, including (i) limitations on incurring additional indebtedness, with certain exceptions; (ii) restrictions on making loans to an affiliate or other person other than (x) intercompany advances to SINA not in excess of $1,000,000 in the aggregate at any time outstanding and (y) loans to RIH of the proceeds of a senior working capital facility of up to $20,000,000 and loans evidenced by the RIH Promissory Note and the RIH Junior Promissory Note and (iii) restrictions from entering into transactions with affiliates, other than transactions entered into in connection with a senior working capital facility of up to $20,000,000, on terms less favorable to RIHF than an arm's length transaction.

             The Junior Mortgage Notes were issued as part of units (the "Units") with shares of Class B common stock of SINA. Approximately

        35,000 Units were issued pursuant to the Plan. Pursuant to the Merger, each Unit now consists of $1,000 principal amount of Junior Mortgage Notes and .1928 ordinary share of SIHL (the "Ordinary Shares"). These fractional Ordinary Shares may not be transferred separately from the related Junior Mortgage Note.

             I n N ovember 1994 RIH purchased 12,899 Units, including $12,899,000 principal amount of Junior Mortgage Notes, at a price of $6,740,000. Although these notes held by RIH have not been canceled and remain outstanding legally, the accompanying financial statements include the RIH Junior Promissory Note, the Junior Mortgage Notes and related interest income, expense and cash flow amounts net of reductions related to the notes held by RIH.

             See Note 5 for discussion of certain financing transactions in early 1997.

             The carrying value and fair value by component of long-term debt at December 31 were as follows:

                                          1996                  1995
                                  Carrying      Fair    Carrying       Fair
        (In Thousands of Dollars)   Value      Value      Value       Value

        Mortgage Notes            $125,000   $134,375   $125,000    $115,313
        Unamortized premium
         (discount)                  7,500               (16,872)
                                   132,500               108,128
        Junior Mortgage Notes       35,000                35,000
        Less notes held by RIH     (12,899)              (12,899)
                                    22,101     23,869     22,101      20,333
        Unamortized premium
         (discount)                  1,326                (3,468)
                                    23,427                18,633

                                  $155,927   $158,244   $126,761    $135,646

             The fair value presented above for RIHF's long-term debt is based on December 31 closing market prices.

             No principal payments are due on the Mortgage Notes or the Junior Mortgage Notes during the next five years.

             The accrual of interest and amortization of discounts on the Mortgage Notes and the Junior Mortgage Notes commenced on May 3, 1994. Interest on the Mortgage Notes is payable semi-annually on March 15 and September 15 in each year. Interest on the Junior Mortgage Notes is payable semi-annually on June 15 and December 15 in each year. In certain circumstances, interest payable on the Junior Mortgage Notes may be satisfied by the issuance of additional Units, in which case the balance of the RIH Junior Promissory Note would increase accordingly.

             The effective interest rates during the three years ended December 31, 1996 were as follows: Mortgage Notes - 14.1% and Junior Mortgage Notes - 14.8%. The effective interest rates after the basis adjustments recorded at December 31, 1996 were as follows: Mortgage Notes - 9.9% and Junior Mortgage Notes - 10.4%.

        NOTE 4 - STATEMENTS OF CASH FLOWS

             Supplemental disclosures required by Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," are presented below.

        (In Thousands of Dollars)            1996        1995       1994
        Reconciliation of net earnings
         to net cash provided by
         operating activities:
          Net earnings                     $    -0-   $    -0-   $     -0-
          Adjustments to reconcile net
           earnings to net cash
           provided by operating
           activities:
            Amortization of debt
             discounts                       1,527      1,452         757
            Amortization of discounts
             on affiliated notes
             receivable                     (1,527)    (1,452)       (757)
            Net increase in interest
             receivable from affiliate                   (131)     (4,113)
            Net increase in accrued
             interest payable                             131       4,113

        Net cash provided by
         operating activities              $    -0-   $    -0-   $     -0-

        Non-cash investing and
         financing transactions:

          Exchange of Mortgage Notes
           and Junior Mortgage Notes
           for the RIH Promissory Note
           and the RIH Junior
           Promissory Note (at
           estimated market values)                              $135,300

         NOTE 5 - SUBSEQUENT EVENT

             In February 1997 RIHF mailed to each holder of Mortgage Notes and
        Junior Mortgage Notes an Offer to Purchase and Consent Solicitation Statement offering to purchase for cash (the "Offer") the outstanding Mortgage Notes and Junior Mortgage Notes and soliciting consents (the "Solicitation") for amending the Indentures to, among other things, release the collateral for these securities which is described in Note
        3. Holders who validly tendered their securities and consents by February 26, 1997 (the "Consent Date") were entitled to receive the purchase price of 106.733% for the Mortgage Notes and 107.447% for the Junior Mortgage Notes, accrued interest through March 12, 1997, and an additional 2.5% consent payment (the "Consent Payment"). Holders who tendered their securities and consents subsequent to the Consent Date but prior to the Offer's expiration on March 10, 1997, were entitled to the purchase price and accrued interest, but not the Consent Payment. $119,645,000 principal amount of Mortgage Notes and $21,001,000 principal amount of Junior Mortgage Notes were tendered. The purchase price and Consent Payments for purchasing these tendered securities, excluding accrued interest, totaled $153,712,000. $5,355,000 principal amount of Mortgage Notes and $1,100,000 principal amount of Junior Mortgage Notes were not validly tendered and, therefore, not purchased pursuant to the Offer. These securities remain outstanding as unsecured obligations of RIHF and operate under the Indentures, as amended. Under the amended Indentures, the repayment terms, interest payment terms and redemption provisions for the remaining Mortgage Notes and Junior Mortgage Notes are unchanged; however, many of the restrictive covenants as to payment of dividends and incurring additional indebtedness, as disclosed in Note 3, have been deleted. The remaining Junior Mortgage Notes continue to trade as part of Units.

             RIH transferred to RIHF (i) funds needed to purchase the Mortgage Notes and Junior Mortgage Notes tendered to RIHF pursuant to the Offer and (ii) $12,899,000 Junior Mortgage Notes owned by RIH. In exchange for this, the RIH Promissory Note and the RIH Junior Promissory Note will be canceled and RIH will issue new promissory notes to RIHF in the amounts of, and with terms that mirror, the remaining Mortgage Notes and Junior Mortgage Notes.

        ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.


                                       PART III

             The following Items have been omitted pursuant to General Instruction I of Form 10-K: ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; ITEM 11. EXECUTIVE COMPENSATION; ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT and ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


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

        (4)(b)(9) Form of Amended and Restated $125,000,000 RIH Promissory Note. (Incorporated by reference to Exhibit A to Exhibit
                    (4)(b)(1) hereto.)

        (4)(b)(10) Form of First Supplemental Indenture dated as of March 5, 1997, among RIHF, as issuer, RIH, as guarantor, and State Street Bank and Trust Company of Connecticut, National Association, as trustee, with respect to RIHF 11% Mortgage Notes due 2003. (Incorporated by reference to Exhibit (4)(b)(10) to SINA's Form 10-K for the year ended December 31, 1996 in File No. 1-4748.)

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

        (4)(c)(10) Form of First Supplemental Indenture dated as of March 5, 1997, between RIHF, as issuer, RIH, as guarantor, and U.S. Trust Company of California, N.A., as trustee, with respect to RIHF 11.375% Junior Mortgage Notes due 2004. (Incorporated by reference to Exhibit (4)(c)(10) to SINA's Form 10-K for the year ended December 31, 1996 in File No. 1-4748.)

        (10)(a) Form of Intercreditor Agreement by and among RIHF, RIH, SINA, GGRI, Inc., State Street Bank and Trust Company of Connecticut, National Association, U.S. Trust Company of California, N.A. and any lenders which provide additional facilities. (Incorporated by reference to Exhibit 10.64 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

        (10)(b) Form of Nominee Agreement between RIHF and RIH. (Incorporated by reference to Exhibit 10.57 to Form S-1 Registration Statement in File No. 33-53371.)

        (27)        Financial data schedule.

             Registrant agrees to file with the Securities and Exchange Commission, upon request, copies of any instrument defining the rights of the holders of its long-term debt.

             (b)  Reports on Form 8-K

             A Current Report on Form 8-K dated December 16, 1996, was filed by RIHF to report the change in control of RIHF as a result of the Merger. No amendments to previously filed Forms 8-K were filed during the fourth quarter of 1996.

             (c)  Exhibits Required by Item 601 of Regulation S-K

             The exhibits listed in Item 14(a)3. of this report, and not incorporated by reference to a separate file, follow "SIGNATURES."

             (d)  Financial Statement Schedules Required by Regulation S-X

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

                                RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                                                 (Registrant)



        Date:  March 20, 1997    By /s/ Matthew B. Kearney
                                   Matthew B. Kearney
                                   Director and President

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



        By /s/ Matthew B. Kearney                    March 20, 1997
          Matthew B. Kearney
          Director and President
          (Principal Executive, Financial
          and Accounting Officer)

                     RESORTS INTERNATIONAL HOTEL FINANCING, INC.

                            Form 10-K for the fiscal year
                               ended December 31, 1996

                                    EXHIBIT INDEX

        Exhibit                                      Reference to previous
        Number          Exhibit                      filing or this Form 10-K

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
                        Mortgage Notes.

                     RESORTS INTERNATIONAL HOTEL FINANCING, INC.

                            Form 10-K for the fiscal year
                               ended December 31, 1996

                                    EXHIBIT INDEX

        Exhibit                                      Reference to previous
        Number          Exhibit                      filing or this Form 10-K

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
                        Association, as
                        Assignee, regarding
                        Guaranty of RIHF
                        Mortgage Notes.

                     RESORTS INTERNATIONAL HOTEL FINANCING, INC.

                            Form 10-K for the fiscal year
                               ended December 31, 1996

                                    EXHIBIT INDEX

        Exhibit                                      Reference to previous
        Number          Exhibit                      filing or this Form 10-K

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

        (4)(b)(9)       Form of Amended and          Incorporated by
                        Restated $125,000,000        reference to Exhibit A
                        RIH Promissory Note.         to Exhibit (4)(b)(1)
                                                     hereto.

        (4)(b)(10)      Form of First                Incorporated by
                        Supplemental Indenture       reference to Exhibit
                        dated as of March 5,         (4)(b)(10) to SINA's
                        1997, among RIHF, as         Form 10-K for the year
                        issuer, RIH, as              ended December 31, 1996
                        guarantor, and State         in File No. 1-4748.
                        Street Bank and Trust
                        Company of Connecticut,
                        National Association, as
                        trustee, with respect to
                        RIHF 11% Mortgage Notes
                        due 2003.

                     RESORTS INTERNATIONAL HOTEL FINANCING, INC.

                            Form 10-K for the fiscal year
                               ended December 31, 1996

                                    EXHIBIT INDEX

        Exhibit                                      Reference to previous
        Number          Exhibit                      filing or this Form 10-K

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

                     RESORTS INTERNATIONAL HOTEL FINANCING, INC.

                            Form 10-K for the fiscal year
                               ended December 31, 1996

                                    EXHIBIT INDEX

        Exhibit                                      Reference to previous
        Number          Exhibit                      filing or this Form 10-K

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

        (4)(c)(9)       Form of Amended and          Incorporated by
                        Restated $35,000,000 RIH     reference to Exhibit A
                        Junior Promissory Note.      to Exhibit (4)(c)(1)
                                                     hereto.

                     RESORTS INTERNATIONAL HOTEL FINANCING, INC.

                            Form 10-K for the fiscal year
                               ended December 31, 1996

                                    EXHIBIT INDEX

        Exhibit                                      Reference to previous
        Number          Exhibit                      filing or this Form 10-K

        (4)(c)(10)      Form of First                Incorporated by
                        Supplemental Indenture       reference to Exhibit
                        dated as of March 5,         (4)(c)(10) to SINA's
                        1997, between RIHF, as       Form 10-K for the year
                        issuer, RIH, as              ended December 31, 1996
                        guarantor, and U.S.          in File No. 1-4748.
                        Trust Company of
                        California, N.A., as
                        trustee, with respect to
                        RIHF 11.375% Junior
                        Mortgage Notes due 2004.

        (10)(a)         Form of Intercreditor        Incorporated by
                        Agreement by and among       reference to Exhibit
                        RIHF, RIH, SINA, GGRI,       10.64 to registrant's
                        Inc., State Street Bank      Form S-4 Registration
                        and Trust Company of         Statement in File No.
                        Connecticut, National        33-50733.
                        Association, U.S. Trust
                        Company of California,
                        N.A. and any lenders
                        which provide additional
                        facilities.

        (10)(b)         Form of Nominee              Incorporated by
                        Agreement between RIHF       reference to Exhibit
                        and RIH.                     10.57 to Form S-1
                                                     Registration Statement
                                                     in File No. 33-53371.

        (27)            Financial data schedule.     Filed herewith.