Form 10-Q
period 1997-03-31
RESORTS INTERNATIONAL HOTEL FINANCING INC
filed 1997-05-14
CIK 800469

Form 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

        [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1997

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

                                    (954) 713-2500
                            (Registrant's telephone number,
                                 including area code)

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


                                     - continued -

                         Exhibit Index is presented on page 12

                               Total number of pages 13

        Number    of  shares  outstanding  of  registrant's  common  stock  as
        of  March  31,  1997:    One.    There  is  no  current market for the
        registrant's common stock.

        The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q w i th the reduced disclosure format permitted by that General Instruction.

                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                                       FORM 10-Q
                                         INDEX


                                                            Page Number

        Part I.  Financial Information

             Item 1.   Financial Statements

                       Balance Sheets at March 31,
                        1997 and December 31, 1996               4

                       Statements of Operations for
                        the Quarters Ended March 31,
                        1997 and 1996                            5

                       Statements of Cash Flows for
                        the Quarters Ended March 31,
                        1997 and 1996                            6

                       Notes to Financial Statements             7

             Item 2.   Management's Discussion and
                        Analysis of Financial Condition
                        and Results of Operations                9


        Part II.  Other Information

             Item 6.   Exhibits and Reports on Form 8-K         10

        PART I. - FINANCIAL INFORMATION
        Item 1.   Financial Statements


                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                                    BALANCE SHEETS
                      (In Thousands of Dollars, except par value)


                                                   March 31,     December 31,
                                                     1997            1996
                                                  (Unaudited)
        ASSETS

        Current assets - interest receivable
         from affiliate                             $   65         $  4,244

        Notes receivable from affiliate,
         including unamortized premiums              6,833          155,927

                                                    $6,898         $160,171

        LIABILITIES AND SHAREHOLDER'S EQUITY

        Current liabilities - accrued
         interest payable                           $   65         $  4,244

        Long-term debt, including unamortized
         premiums                                    6,833          155,927

        Shareholder's equity - common stock
         $.01 par value - 1 share outstanding

                                                    $6,898         $160,171

                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                               STATEMENTS OF OPERATIONS
                               (In Thousands of Dollars)
                                      (Unaudited)


                                                      Quarter Ended
                                                        March 31,
                                                   1997           1996

        Revenues:
          Affiliated interest income              $3,245         $4,111
          Amortization of discounts (premiums)
           on affiliated notes receivable           (171)           364

                                                   3,074          4,475

        Expenses:
          Interest expense                         3,245          4,111
          Amortization of debt discounts
           (premiums)                               (171)           364

                                                   3,074          4,475

        Net income                                $  -0-         $  -0-

                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                               STATEMENTS OF CASH FLOWS
                               (In Thousands of Dollars)
                                      (Unaudited)


                                                       Quarter Ended
                                                         March 31,
                                                     1997          1996

        Cash flows from operating activities:
          Interest received                       $   7,424      $ 6,951
          Interest paid                              (7,424)      (6,951)
            Net cash provided by operating
             activities                                 -0-          -0-

        Cash flows from financing activities:
          Repayment of notes receivable from
           affiliate                                153,712
          Purchase of long-term debt pursuant
           to Offer                                (153,712)
            Net cash provided by financing
             activities                                 -0-          -0-

        Net increase in cash and cash
         equivalents                                    -0-          -0-

        Cash and cash equivalents at beginning
         of period                                      -0-          -0-

        Cash and cash equivalents at end of
         period                                   $     -0-      $   -0-

                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                             NOTES TO FINANCIAL STATEMENTS


        A.   General:

             R e s orts International Hotel Financing, Inc. ("RIHF") was organized to issue public debt securities and is a wholly owned subsidiary of Sun International North America, Inc. ("SINA"). SINA
        was known as Griffin Gaming & Entertainment, Inc. until February 6, 1997. "SINA" is used herein to refer to that corporation both before and after its name change.

             On December 16, 1996, SINA became a wholly owned subsidiary of Sun International Hotels Limited ("SIHL"), a corporation organized under the laws of the Commonwealth of The Bahamas, through a merger transaction (the "Merger"). As a result of the Merger, RIHF's assets and liabilities were adjusted to their estimated fair values as of December 31, 1996. The Merger and related basis adjustments are discussed further in Note 2 of Notes to Financial Statements in RIHF's Annual Report on Form 10-K for the year ended December 31, 1996 (the "RIHF 1996 Form 10-K").

             W h i l e the accompanying interim financial information is unaudited, management of RIHF believes that all adjustments necessary for a fair presentation of these interim results have been made and all such adjustments are of a normal recurring nature.

             The notes presented herein are intended to provide supplemental disclosure of items of significance occurring subsequent to December 31, 1996 and should be read in conjunction with the Notes to Financial Statements contained in pages 12 through 16 of the RIHF 1996 Form 10-K.

        B.   Tender Offer:

             In February 1997 RIHF mailed to each holder of its $125,000,000 principal amount of 11% Mortgage Notes due 2003 (the "Mortgage Notes") and $35,000,000 principal amount of 11.375% Junior Mortgage Notes due 2004 (the "Junior Mortgage Notes") an Offer to Purchase and Consent Solicitation Statement offering to purchase for cash (the "Offer") the outstanding Mortgage Notes and Junior Mortgage Notes and soliciting c o nsents for amending the indentures pursuant to which those securities were issued (the "Indentures") to, among other things, release the collateral for the Mortgage Notes and Junior Mortgage Notes. This collateral consisted of liens on the fee and leasehold interests of Resorts International Hotel, Inc. ("RIH"), an affiliate of RIHF, in the Resorts Casino Hotel in Atlantic City, the contiguous parking garage and property and related personal property. Holders who validly tendered their securities and consents by February 26, 1997 (the "Consent Date") were entitled to receive the purchase price of 106.733% for the Mortgage

        Notes and 107.447% for the Junior Mortgage Notes, accrued interest through March 12, 1997, and an additional 2.5% consent payment (the "Consent Payment"). Holders who tendered their securities and consents subsequent to the Consent Date but prior to the Offer's expiration on March 10, 1997, were entitled to the purchase price and accrued interest, but not the Consent Payment. $119,645,000 principal amount of Mortgage Notes and $21,001,000 principal amount of Junior Mortgage Notes were tendered. The purchase price and Consent Payments for purchasing these tendered securities, excluding accrued interest, totaled $153,712,000. $5,355,000 principal amount of Mortgage Notes and $1,100,000 principal amount of Junior Mortgage Notes were not validly tendered and, therefore, not purchased pursuant to the Offer. These securities remain outstanding as unsecured obligations of RIHF and operate under the Indentures, as amended. Under the amended Indentures, the repayment terms, interest payment terms and redemption provisions for the remaining Mortgage Notes and Junior Mortgage Notes are unchanged; however, many of the restrictive covenants as to payment of dividends and incurring additional indebtedness (as disclosed in Note 3 of Notes to Financial Statements in the RIHF 1996 Form 10-K) have been deleted. The remaining Junior Mortgage Notes continue to trade as part of units consisting of $1,000 principal amount of Junior Mortgage Notes and .1928 ordinary share of SIHL.

               RIH transferred to RIHF (i) funds needed to purchase the Mortgage Notes and Junior Mortgage Notes tendered to RIHF pursuant to the Offer and (ii) $12,899,000 Junior Mortgage Notes owned by RIH. In exchange for this, the $125,000,000 and $35,000,000 promissory notes from RIH to RIHF (the "RIH Notes"), the terms of which mirror the terms of the Mortgage Notes and Junior Mortgage Notes, respectively, will be canceled and RIH will issue new promissory notes (the "New RIH Notes") to RIHF in the amounts of, and with terms that mirror, the remaining Mortgage Notes and Junior Mortgage Notes.

         C.   Statements of Cash Flows:

             Supplemental disclosures required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below.

                                                       Quarter Ended
                                                         March 31,
        (In Thousands of Dollars)                   1997           1996

        Reconciliation of net income to net
         cash provided by operating activities:
          Net income                              $   -0-        $   -0-
          Adjustments to reconcile net income
           to net cash provided by operating
           activities:
            Amortization of debt discounts
             (premiums)                              (171)           364
            Amortization of (discounts) premiums
             on affiliated notes receivable           171           (364)
            Net decrease in interest receivable
             from affiliate                         4,179          2,840
            Net decrease in accrued interest
             payable                               (4,179)        (2,840)
        Net cash provided by operating
         activities                               $   -0-        $   -0-



        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        FINANCIAL CONDITION

             See Note B of Notes to Financial Statements for discussion of the tender offer during the first quarter of 1997. After purchasing certain of its debt securities in March 1997 in connection with the Offer, RIHF now has $5,355,000 principal amount of Mortgage Notes and $1,100,000 principal amount of Junior Mortgage Notes remaining. The New RIH Notes will be issued to RIHF in the amounts of, and with terms that mirror, the remaining Mortgage Notes and Junior Mortgage Notes, respectively, with the intent that RIH pay interest to RIHF on RIHF's interest payment dates so that RIHF will have cash available to make its interest payments on those dates.

        RESULTS OF OPERATIONS

             Because the terms of the RIH Notes mirrored the Mortgage Notes and Junior Mortgage Notes prior to the Offer, and the New RIH Notes will mirror the terms of the remaining Mortgage Notes and Junior Mortgage Notes, RIHF has affiliated interest income equal to the interest expense and amortization of premiums (discounts) on its public debt. It is not anticipated that RIHF will have any other operations or activities, except those related to the Mortgage Notes and Junior Mortgage Notes or certain similar financing activities.

        PART II.  OTHER INFORMATION


        Item 6.  Exhibits and Reports on Form 8-K

        a.   Exhibits

             The following Part I exhibit is filed herewith:

             Exhibit
             Number            Exhibit

              (27)     Financial data schedule

        b.   Reports on Form 8-K

             No Current Report on Form 8-K was filed by RIHF covering an event during the first quarter of 1997. No amendments to previously filed Forms 8-K were filed during the first quarter of 1997.

                                      SIGNATURES


             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                                               (Registrant)




                                        /s/ John Allison
                                        John Allison
                                        President
                                        (Authorized Officer of
                                        Registrant and Chief
                                        Financial Officer)


        Date:  May 14, 1997

                      RESORTS INTERNATIONAL HOTEL FINANCING, INC.

                          Form 10-Q for the quarterly period
                                 ended March 31, 1997


                                     EXHIBIT INDEX

             Exhibit                                         Page
             Number                 Exhibit                 Number

              (27)          Financial data schedule           13