Form 10-Q
period 1997-06-30
RESORTS INTERNATIONAL HOTEL FINANCING INC
filed 1997-08-12
CIK 800469

Form 10-Q

	SECURITIES AND EXCHANGE COMMISSION
	Washington, D. C.  20549

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1997

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

Yes  X      No



	- continued -

	Exhibit Index is presented on page 11

	Total number of pages 12








Number of shares outstanding of registrant's common stock as of June 30, 1997: One. There is no current market for the registrant's common stock.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by that General
Instruction.

	RESORTS INTERNATIONAL HOTEL FINANCING, INC.
	FORM 10-Q
	INDEX


Page Number

Part I.  Financial Information

Item 1.	Financial Statements

Balance Sheets at June 30,
 1997 and December 31, 1996	                  4

Statements of Operations for
 the Quarters and Halves
 Ended June 30, 1997 and 1996	                5

Statements of Cash Flows for
 the Halves Ended June 30,
 1997 and 1996	                               6

Notes to Financial Statements         	       7

Item 2.	Management's Discussion and
 Analysis of Financial Condition
 and Results of Operations              	     8


Part II.  Other Information

Item 6.	Exhibits and Reports on Form 8-K	     9








PART I. - FINANCIAL INFORMATION
Item 1.   Financial Statements


	RESORTS INTERNATIONAL HOTEL FINANCING, INC.
	BALANCE SHEETS
	(In Thousands of Dollars, except par value)


                                            June 30,      December 31,
                                              1997            1996
                                          (Unaudited)

ASSETS

Current assets - interest receivable
 from affiliate                              $  182          $  4,244

Notes receivable from affiliate,
 including unamortized premiums               6,816           155,927

                                             $6,998          $160,171

LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities - accrued
 interest payable                            $  182          $  4,244

Long-term debt, including unamortized
 premiums                                     6,816           155,927

Shareholder's equity - common stock
 $.01 par value - 1 share outstanding        ______          ________

                                             $6,998          $160,171



	RESORTS INTERNATIONAL HOTEL FINANCING, INC.
	STATEMENTS OF OPERATIONS
	(In Thousands of Dollars)
	(Unaudited)


                                 Quarter Ended          Half Ended
                                    June 30,             June 30,
                                1997      1996         1997     1996


Revenues:
  Affiliated interest income    $ 181     $4,111     $3,426    $8,222
  Amortization of discounts
   (premiums) on affiliated
   notes receivable               (12)       349       (183)      713

                                  169      4,460      3,243     8,935
Expenses:
  Interest expense                181      4,111      3,426     8,222
  Amortization of debt
   discounts (premiums)           (12)       349       (183)      713

                                  169      4,460      3,243     8,935

Net income                      $  -0-    $   -0-    $   -0-   $   -0-
	RESORTS INTERNATIONAL HOTEL FINANCING, INC.
	STATEMENTS OF CASH FLOWS
	(In Thousands of Dollars)
	(Unaudited)


                                                   Half Ended
                                                     June 30,
                                              1997          1996

Cash flows from operating activities:
  Reconciliation of net income to net
   cash provided by operating activities:
   Net income                             $      -0-      $    -0-
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
     Amortization of debt discounts
      (premiums)                               (183)          713
     Amortization of (discounts) premiums
      on affiliated notes receivable            183          (713)
     Net decrease in interest receivable
      from affiliate                          4,062             7
     Net decrease in accrued interest
      payable                                (4,062)       (    7)
      Net cash provided by operating
       activities                                -0-           -0-

Cash flows from financing activities:
  Repayment of notes receivable from
   affiliate                                153,712            -0-
  Purchase of long-term debt pursuant
   to Offer                                (153,712)           -0-
    Net cash provided by financing
     activities                                  -0-           -0-

Net increase in cash and cash
 equivalents                                     -0-           -0-

Cash and cash equivalents at beginning
 of period                                       -0-           -0-

Cash and cash equivalents at end of
 period                                   $      -0-      $    -0-


	RESORTS INTERNATIONAL HOTEL FINANCING, INC.
	NOTES TO FINANCIAL STATEMENTS


A.	General:

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

	In February 1997, RIHF offered (the "Offer") to purchase its outstanding $125,000,000 principal amount of 11% Mortgage Notes due 2003 (the "Mortgage Notes") and $35,000,000 principal amount of 11.375% Junior Mortgage Notes due 2004 (the "Junior Mortgage Notes"). In connection with the Offer, RIHF sought the consent of the holders (the "Consents") to amend the relevant indentures to, among other things, release the collateral for the Mortgage Notes and Junior Mortgage Notes. Pursuant to the Offer, RIHF acquired $119,645,000 principal amount of Mortgage Notes and $21,001,000 principal amount of Junior Mortgage Notes, for a total purchase price (including payments relating to the Consents) of $153,713,000. There remains outstanding $5,355,000 principal amount of Mortgage Notes and $1,100,000 principal amount of Junior Mortgage Notes, which, as a result of the amendments to the indentures, are now unsecured obligations of RIHF. The remaining Junior Mortgage Notes continue to trade as part of units consisting of $1,000 principal amount of Junior Mortgage Notes and
 .1928 of an ordinary share of SIHL.

RIH transferred to RIHF (i) funds used to purchase the Mortgage
Notes and Junior Mortgage Notes tendered to RIHF pursuant to the Offer and (ii) $12,899,000 Junior Mortgage Notes owned by RIH. In exchange for this, the $125,000,000 and $35,000,000 promissory notes from RIH to RIHF (the "RIH Notes"), the terms of which mirror the terms of the Mortgage Notes and Junior Mortgage Notes, respectively, were canceled and RIH issued new promissory notes (the "New RIH Notes") to RIHF in the amounts of, and with terms that mirror, the remaining Mortgage Notes and Junior Mortgage Notes.

C.	Statements of Cash Flows:

Supplemental disclosures required by Statement of Financial
Accounting Standards No. 95 "Statement of Cash Flows" are presented below.

                                                  Half Ended
                                                    June 30,
                                             1997           1996

Interest received                           $ 7,488        $ 8,229
Interest paid                               $(7,488)       $(8,229)
Income taxes paid                           $     -        $     -



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

See Note B of Notes to Financial Statements for discussion of the Offer during the first quarter of 1997. After purchasing certain of its debt securities in March 1997 in connection with the Offer, RIHF now has $5,355,000 principal amount of Mortgage Notes and $1,100,000 principal amount of Junior Mortgage Notes remaining. The New RIH Notes were issued to RIHF in the amounts of, and with terms that mirror, the remaining Mortgage Notes and Junior Mortgage Notes, respectively, with the intent that RIH pay interest to RIHF on RIHF's interest payment dates so that RIHF will have cash available to make its interest payments on those dates.

RESULTS OF OPERATIONS

Because the terms of the RIH Notes mirrored the Mortgage Notes and Junior Mortgage Notes prior to the Offer, and the New RIH Notes mirror the terms of the remaining Mortgage Notes and Junior Mortgage Notes, RIHF has affiliated interest income equal to the interest expense and amortization of premiums (discounts) on its public debt. It is not anticipated that RIHF will have any other operations or activities, except those related to the Mortgage Notes and Junior Mortgage Notes or certain similar financing activities.
PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

a.	Exhibits

The following Part I exhibit is filed herewith:

Exhibit
Number            Exhibit

 (27)     Financial data schedule

b.	Reports on Form 8-K

No Current Report on Form 8-K was filed by RIHF covering an event during the second quarter of 1997. No amendments to previously filed Forms 8-K were filed during the second quarter of 1997.

	SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	                  RESORTS INTERNATIONAL HOTEL FINANCING, INC.
(Registrant)




/s/ John Allison
John Allison
Executive Vice President - Finance
(Authorized Officer of Registrant
and Chief Financial Officer)


Date:  August 12, 1997

	RESORTS INTERNATIONAL HOTEL FINANCING, INC.

	Form 10-Q for the quarterly period
	ended June 30, 1997


	EXHIBIT INDEX

Exhibit		 Page
Number 	        Exhibit        	Number

 (27)	Financial data schedule	  12




7