Form 10-Q
period 1997-09-30
RESORTS INTERNATIONAL HOTEL FINANCING INC
filed 1997-11-14
CIK 800469

Form 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997

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

                                        Yes  X     No

Number of shares outstanding of registrant's common stock as of September 30, 1997: One. There is no current market for the registrant's common stock.

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



                                                         Page Number

Part I.   Financial Information

   Item 1.    Financial Statements
              Balance Sheets at September 30,
               1997 and December 31, 1996                     4

              Statements of Operations for
               the Quarters and Three Quarters
               Ended September 30, 1997 and
               1996                                           5

              Statements of Cash Flows for
               the Three Quarters Ended
               September 30, 1997 and 1996                    6

   Item 2.    Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                      7

Part II.  Other Information

   Item 6.    Exhibits and Reports on Form 8-K                8

PART I. - FINANCIAL INFORMATION
Item 1.   Financial Statements

              RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                            BALANCE SHEETS
              (In Thousands of Dollars, except par value)

                                           September 30,  December 31,
                                              1997           1996
                                           (Unaudited)
ASSETS
Current assets - interest receivable
 from affiliate                             $     64       $  4,244

Notes receivable from affiliate,
 including unamortized premiums                6,805        155,927
                                            $  6,869       $160,171

LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities - accrued
 interest payable                           $     64       $  4,244

Long-term debt, including unamortized
 premiums                                      6,805        155,927

Shareholder's equity - common stock
 $.01 par value - 1 share outstanding
                                            $  6,869       $160,171

              RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                         STATEMENTS OF OPERATIONS
                       (In Thousands of Dollars)
                              (Unaudited)

                               Quarter Ended     Three Quarters Ended
                                September 30,        September 30,
                                1997    1996        1997       1996


Revenues:
 Affiliated interest income     $ 182   $4,156     $ 3,608   $12,378
 Amortization of discounts
  (premiums) on affiliated
  notes receivable                (10)     371        (193)    1,084

                                  172    4,527       3,415    13,462
Expenses:
 Interest expense                 182    4,156       3,608    12,378
 Amortization of debt
  discounts (premiums)            (10)     371        (193)    1,084

                                  172    4,527       3,415    13,462

Net earnings                    $ -0-   $  -0-     $   -0-   $   -0-

               RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                        STATEMENTS OF CASH FLOWS
                        (In Thousands of Dollars)
                               (Unaudited)

                                                  Three Quarters Ended
                                                     September 30,
                                                  1997            1996

Cash flows from operating activities:
  Reconciliation of net earnings to net
   cash provided by operating activities:
   Net earnings                                 $  -0-         $  -0-
   Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
     Amortization of debt discounts
      (premiums)                                 (193)          1,084
     Amortization of (discounts) premiums
      on affiliated notes receivable              193          (1,084)
     Net decrease in interest receivable
      from affiliate                            4,180           2,879
     Net decrease in accrued interest
      payable                                  (4,180)         (2,879)
      Net cash provided by operating
       activities                                 -0-             -0-

Cash flows from financing activities:
 Repayment of notes receivable from
  affiliate                                   153,712             -0-
 Purchase of long-term debt pursuant
  to Offer                                   (153,712)            -0-
   Net cash provided by financing
    activities                                    -0-             -0-

Net increase in cash and cash
 equivalents                                      -0-             -0-

Cash and cash equivalents at beginning
 of period                                        -0-             -0-

Cash and cash equivalents at end of
 period                                     $     -0-         $   -0-

               RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                      NOTES TO FINANCIAL STATEMENTS


A.   General:

     Resorts International Hotel Financing, Inc. ("RIHF") was organized to issue public debt securities and is a wholly owned subsidiary of Sun International North America, Inc. ("SINA"). SINA was known as Griffin Gaming & Entertainment, Inc, until February 6, 1997. "SINA" is used herein to refer to that corporation both before and after its name change.

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

C.   Statements of Cash Flows:

     Supplemental disclosures required by Statement of Financial
Accounting Standards No. 95 "Statement of Cash Flows" are presented below.

                                            Three Quarters Ended
                                                September 30,
In Thousands of Dollars                      1997           1996

Interest received                          $7,788         $15,257
Interest paid                              $7,788         $15,257
Income taxes paid                          $  -0-         $   -0-



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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits

     The following Part I exhibit is filed herewith:

     Exhibit
     Number                    Exhibit

      (27)              Financial data schedule.

b.   Reports on Form 8-K

     No Current Report on Form 8-K was filed by RIHF covering an event during the third quarter of 1997. No amendments to previously filed Forms 8-K were filed during the third quarter of 1997.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                                           (Registrant)




                                      /s/ John Allison
                                      John Allison
                                      Executive Vice President - Finance
                                      (Authorized Officer of Registrant,
                                      and Chief Financial Officer)


Date: November 14, 1997

               RESORTS INTERNATIONAL HOTEL FINANCING, INC.

                   Form 10-Q for the quarterly period
                        ended September 30, 1997


                             EXHIBIT INDEX


Exhibit
Number                Exhibit                Page Number

 (27)         Financial data schedule        Page 11