Form 10-K405
period 1997-12-31
RESORTS INTERNATIONAL HOTEL FINANCING INC
filed 1998-03-31
CIK 800469

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549

                                Form 10-K

[X]              ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

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



                              - continued -


           Exhibit Index is presented on pages 21 through 25.


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

                                             Yes  X      No

As of February 28, 1998, there was one share of the registrant's common stock outstanding which was owned by one shareholder. Accordingly there is no current market for the registrant's common stock.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format permitted by that General Instruction.
                                 PART I

ITEM 1.  BUSINESS

   (a)  General Development of Business

   Resorts International Hotel Financing, Inc. ("RIHF") was incorporated under the laws of the State of Delaware in 1993. RIHF is a wholly owned financing subsidiary of Sun International North America, Inc., ("SINA"). SINA was known as Resorts International, Inc. until June 30, 1995, and as Griffin Gaming & Entertainment, Inc. from June 30, 1995 until February 6, 1997. "SINA" is used herein to refer to that corporation for all periods. On December 16, 1996, SINA became a wholly-owned subsidiary of Sun International Hotels Limited ("SIHL"), a corporation organized and existing under the laws of the Commonwealth of The Bahamas, through a merger transaction (the "Merger") approved by shareholders of SINA.

Merger

   As a result of the Merger and pursuant to an accounting practice know as "push-down" accounting, as of December 31, 1996, RIHF's assets and liabilities were adjusted to their estimated fair values. See Note 2 of Notes to Financial Statements for further discussion of this accounting treatment.

1997 Tender Offer

   Prior to the Merger, RIHF had publically outstanding $125 million principal amount of 11% Mortgage Notes due 2003 (the "Mortgage Notes") and $35 million principal amount of 11.375% Junior Mortgage Notes due 2004 (the "Junior Mortgage Notes"). In connection with the Mortgage Notes and the Junior Mortgage Notes, RIHF held two notes receivable from Resorts International Hotel, Inc. ("RIH"), the indirect subsidiary of SINA which owns and operates Resorts Casino Hotel in Atlantic City, New Jersey. The $125 million note receivable from RIH (the "RIH Promissory Note") and the $35 million note receivable from RIH (the "RIH Junior Promissory Note," and together with the RIH Promissory Note, the "RIH Notes") had terms which mirrored the terms of the Mortgage Notes and the Junior Mortgage Notes, respectively.

   In February 1997, RIHF offered (the "Offer") to purchase its outstanding Mortgage Notes and Junior Mortgage Notes. In connection with the Offer, RIHF sought the consent of the holders (the "Consents") to amend the relevant indentures to, among other things, release the collateral for the Mortgage Notes and Junior Mortgage Notes. Pursuant to the Offer, RIHF acquired $119.6 million principal amount of Mortgage Notes and $21 million principal amount of Junior Mortgage Notes, for a total purchase price (including payments relating to the Consents) of $153.7 million. There remains outstanding $5.4 million principal amount of Mortgage Notes and $1.1 million principal amount of Junior Mortgage Notes, which, as a result of the amendments to the indentures, are now unsecured obligations of RIHF. The remaining Junior Mortgage Notes continue to trade as part of units (the "Units") consisting of $1,000 principal amount of Junior Mortgage Notes and .1928 of an ordinary share of SIHL.

   RIH transferred to RIHF (i) funds needed to purchase the Mortgage Notes and Junior Mortgage Notes tendered to RIHF pursuant to the Offer and (ii) $12.9 million Junior Mortgage Notes owned by RIH (see Note 3 of Notes to Financial Statements). In exchange for this, the RIH Notes were canceled and RIH issued new promissory notes (the "New RIH Notes") to RIHF in the amounts of, and with terms that mirror, the remaining Mortgage Notes and Junior Mortgage Notes.

   As a result of the consummation of the Offer, RIHF, upon approval of the Securities and Exchange Commission (the "SEC") and under the rule of the American Stock Exchange (the "AMEX"), will no longer be required to list the Mortgage Notes and the Junior Mortgage Notes on the AMEX.
On February 26, 1998, RIHF and SIHL filed with the SEC an Application for Withdrawal From Listing of Securities Pursuant to Section 12(d) of the Securities Exchange Act of 1934. RIHF anticipates receiving SEC approval to delist the Mortgage Notes and Junior Mortgage Notes in April 1998 after which time the delisting will take place. Thereafter, RIHF will no longer have any securities registered under the US Securities laws and will no longer be required to file periodic reports with the SEC.

   (b)  Financial Information about Industry Segments

   RIHF operates in one business segment.

   (c) Narrative Description of Business

   RIHF has had no activity other than the financing activity described in "(a) General Development of Business" above since its inception.

Restrictions on Ownership of Equity and Debt Securities

   The casino industry in Atlantic City is strictly regulated under the New Jersey Casino Control Act and regulations promulgated thereunder (the "Casino Control Act"). The Casino Control Act authorizes the establishment of casinos in Atlantic City, provides for licensing, regulation and taxation of casinos and created the New Jersey Casino Control Commission (the "Casino Control Commission") and the Division of Gaming Enforcement to administer the Casino Control Act. Because of the relationship of RIH, a casino licensee, to the Mortgage Notes and the Junior Mortgage Notes, the holders of the Mortgage Notes and the Junior Mortgage Notes may be required to qualify under the Casino Control Act as financial sources of RIH. Also, the Casino Control Act imposes certain restrictions upon the ownership of securities issued by a corporation which holds a casino license or is a holding, intermediary or subsidiary company of a corporate licensee (collectively, "holding company"). The restrictions imposed by the Casino Control Act are more stringent for equity securities than for debt securities. Because the outstanding Junior Mortgage Notes are traded as part of Units along with fractions of Ordinary Shares issued by SIHL (see Note 3 of Notes to Financial Statements), for purposes of the Casino Control Act, these securities are analyzed as both debt and equity securities.

   If the Casino Control Commission finds that an individual owner or holder of these securities must be qualified and is not qualified under the Casino Control Act, the Casino Control Commission has the right to propose any necessary remedial action and may require divestiture of the securities held by any disqualified holder. In the event that entities or persons required to be qualified refuse or fail to qualify and fail to divest themselves of such securities, the Casino Control Commission has the right to take any necessary action, including the revocation or suspension of the casino license. If any security holder of the licensee or its holding company or affiliate who is required to be qualified is found disqualified, it will be unlawful for the security holder to (i) receive any dividends or interest upon any such securities, (ii) exercise, directly or through any trustee or nominee, any right conferred by such securities or (iii) receive any remuneration in any form from the corporate licensee for services rendered or otherwise.

   (d) Financial Information about Foreign and Domestic Operations and Export Sales

   RIHF has no foreign operations or export sales.

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

   No dividends have been declared on RIHF common stock since RIHF's incorporation.


ITEM 6. SELECTED FINANCIAL DATA

   The disclosure required by Item 6 has been omitted pursuant to General Instruction I of Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

   RIHF was formed for the purpose of issuing the $125 million principal amount of Mortgage Notes and the $35 million principal amount of Junior Mortgage Notes.

   See "1997 Tender Offer" under "ITEM 1.  BUSINESS - (a) General
Development of Business" for discussion of the Offer pursuant to which RIHF's debt was significantly reduced in early 1997 and the RIH Notes were replaced by the New RIH Notes.

RESULTS OF OPERATIONS

   Because the terms of the New RIH Notes were written to mirror the terms of the remaining outstanding Mortgage Notes and the Junior Mortgage Notes, RIHF has affiliated interest income equal to the interest expense and amortization of premiums on its public debt. It is not anticipated that RIHF will have any operations or activities other than those related to the securities described above and certain similar financing activities.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     RIHF's financial statements are presented on the following pages:

                                                        Page
                                                      Reference

     Report of Independent Public Accountants             8

     Balance Sheets at December 31, 1997
      and 1996                                           10

     Statements of Operations for the years
      ended December 31, 1997, 1996 and 1995             11

     Statements of Cash Flows for the years
      ended December 31, 1997, 1996 and 1995             12

     Notes to Financial Statements                       13



                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Resorts International Hotel Financing, Inc.:

     We have audited the accompanying balance sheet of Resorts International Hotel Financing, Inc. (a Delaware corporation) as of December 31, 1997, and the related statements of operations and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Resorts International Hotel Financing, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.





                                         ARTHUR ANDERSEN LLP








Roseland, New Jersey
February 9, 1998

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors and Shareholder
Resorts International Hotel Financing, Inc.


     We have audited the accompanying consolidated balance sheet of Resorts International Hotel Financing, Inc. as of December 31, 1996 (post-acquisition basis). We have also audited the accompanying statements of operations and cash flows for each of the two years in
the period ended December 31, 1996 (pre-acquisition basis).   Resorts
International Hotel Financing, Inc. is an indirect wholly owned subsidiary of Sun International Hotels Limited. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Resorts International Hotel Financing, Inc. at December 31, 1996 (post-acquisition basis), and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 (pre-acquisition basis), in conformity with generally accepted accounting principles.




                                        /s/ Ernst & Young LLP






Philadelphia, Pennsylvania
February 14, 1997


               RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                             BALANCE SHEETS
               (In Thousands of Dollars, except par value)


                                                 December 31,
                                             1997           1996


Assets

Current assets - interest receivable
 from affiliate                            $   183        $  4,244

Notes receivable from affiliate, net
 of unamortized premiums                     6,794         155,927

                                           $ 6,977        $160,171


Liabilities and Shareholder's Equity

Current liabilities - accrued interest
 payable                                   $   183        $  4,244

Long-term debt, net of unamortized
 premiums                                    6,794         155,927

Shareholder's equity - common stock
 $.01 par value - 1 share outstanding

                                           $ 6,977        $160,171



See Notes to Financial Statements.

               RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                        STATEMENTS OF OPERATIONS
                        (In Thousands of Dollars)


      For the Year Ended December 31,
                                     1997       1996       1995

                                 (Successor)     (Predecessor)
Revenues:
  Affiliated interest income       $ 3,791    $16,535     $16,619
  Amortization of (premiums)
   discounts on affiliated notes
   receivable                         (204)     1,527       1,452
                                     3,587     18,062      18,071

Expenses:
  Interest expense                   3,791     16,535      16,619
  Amortization of debt (premiums)
   discounts                          (204)     1,527       1,452
                                     3,587     18,062      18,071

Net earnings                       $    -0-    $   -0-    $    -0-



See Notes to Financial Statements.

               RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                        STATEMENTS OF CASH FLOWS
                        (In Thousands of Dollars)


                                   For the Year Ended December 31,
                                     1997       1996        1995

                                 (Successor)     (Predecessor)
Cash flows from operating
 activities:
  Interest received                $ 7,852    $ 16,535    $ 16,488
  Interest paid                     (7,852)    (16,535)    (16,488)

    Net cash provided by
     operating activities               -0-         -0-        -0-


Net increase in cash and cash
 equivalents                            -0-         -0-        -0-

Cash and cash equivalents at
 beginning of period                    -0-         -0-        -0-

Cash and cash equivalents at
 end of period                     $    -0-   $     -0-   $    -0-



See Notes to Financial Statements.

               RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                      NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND OPERATIONS

     Resorts International Hotel Financing, Inc. ("RIHF") was incorporated under the laws of the State of Delaware in June 1993. RIHF is a wholly-owned financing subsidiary of Sun International North America, Inc. ("SINA"). SINA was known as Resorts International, Inc. until June 30, 1995, and as Griffin Gaming & Entertainment, Inc. from June 30, 1995 until February 6, 1997. "SINA" is used herein to refer to that corporation for all periods. RIHF is authorized to issue 1,000 shares of common stock with a par value of $.01 per share. One share was issued to SINA for $10 in October 1993.

NOTE 2 - MERGER AND BASIS OF ACCOUNTING

     On December 16, 1996 (the "Effective Date"), SINA became a wholly owned subsidiary of Sun International Hotels Limited ("SIHL"), a corporation organized under the laws of the Commonwealth of The Bahamas, through a merger transaction (the "Merger") approved by shareholders of SINA.

     The Merger was accounted for as a purchase and, according to an accounting practice known as "push-down" accounting, RIHF adjusted its assets and liabilities to their estimated fair values. In doing so, both its notes receivable from an affiliate and its long-term debt were written up by $27.6 million to market value as of the Effective Date. Because the impact of the basis adjustments on RIHF's statement of operations for the period between the Effective Date and December 31, 1996 was immaterial, RIHF recorded the basis adjustments as of December 31, 1996. The impact on RIHF's operations is reflected in its statements of operations commencing January 1, 1997.

NOTE 3 - NOTES RECEIVABLE FROM AFFILIATE AND LONG-TERM DEBT

     The components of long-term debt at December 31 were as follows:

(In Thousands of Dollars)               1997        1996


Mortgage Notes                        $5,354     $125,000
Unamortized premium                      285        7,500
                                       5,639      132,500

Junior Mortgage Notes                  1,095       35,000
Less notes held by RIH                     -      (12,899)
                                       1,095       22,101
Unamortized premium                       60        1,326
                                       1,155       23,427

                                      $6,794     $158,244



     Prior to the Merger, RIHF had publically outstanding $125 million principal amount of 11% Mortgage Notes due 2003 (the "Mortgage Notes") and $35 million principal amount of 11.375% Junior Mortgage Notes due 2004 (the "Junior Mortgage Notes"). In connection with the Mortgage Notes and the Junior Mortgage Notes, RIHF held two notes receivable from Resorts International Hotel, Inc. ("RIH"), the indirect subsidiary of SINA which owns and operates Resorts Casino Hotel in Atlantic City, New Jersey. Pursuant to the terms of the Merger, each $1,000 principal amount of Junior Mortgage Notes trades as part of a unit (the "Units") along with .1928 ordinary share of SIHL. The $125 million note receivable from RIH (the "RIH Promissory Note") and the $35 million note receivable from RIH (the "RIH Junior Promissory Note," and together with the RIH Promissory Note, the "RIH Notes") had terms which mirrored the terms of the Mortgage Notes and the Junior Mortgage Notes, respectively.

      In February 1997, RIHF mailed to each holder of its Mortgage Notes and Junior Mortgage Notes an Offer to Purchase and Consent Solicitation Statement offering to purchase for cash (the "Offer") the outstanding Mortgage Notes and Junior Mortgage Notes and soliciting consents (the "Solicitation") for amending the indentures pursuant to which those securities were issued (the "Indentures") to, among other things, release the collateral for the Mortgage Notes and the Junior Mortgage Notes. This collateral consisted of liens on certain real and personal property in Atlantic City. The aggregate purchase price for acquiring the tendered securities, excluding accrued interest, totaled $153.7 million. $5.4 million principal amount of Mortgage Notes and $1.1 million principal amount of Junior Mortgage Notes were not validly tendered and, therefore, not purchased pursuant to the Offer. These securities remain outstanding as unsecured obligations. The remaining Junior Mortgage Notes continue to trade as part of Units.

     RIH transferred to RIHF (i) funds needed to purchase the Mortgage Notes and Junior Mortgage Notes tendered to RIHF pursuant to the Offer and (ii) $12.9 million Junior Mortgage Notes owned by RIH. In exchange for this, the RIH Notes were canceled and RIH issued new promissory notes (the "New RIH Notes") to RIHF in the amounts of, and with terms that mirror, the remaining Mortgage Notes and Junior Mortgage Notes.

     Due to the interest rates and terms thereof, the carrying values of the notes receivable from affiliate and long-term debt at December 31, 1997 and 1996 approximate their fair values.

     No principal payments are due on the Mortgage Notes or the Junior Mortgage Notes during the next five years.



NOTE 4 - STATEMENTS OF CASH FLOWS

   Supplemental disclosures required by Statement of Financial
Accounting Standards No. 95, "Statement of Cash Flows," are presented below.

(In Thousands of Dollars)            1997        1996        1995


Reconciliation of net earnings
 to net cash provided by
 operating activities:
  Net earnings                     $    -0-   $    -0-    $    -0-
  Amortization of debt
   discounts (premiums)               (204)     1,527       1,452
  Amortization of (discounts)
   premiums on affiliated notes
   receivable                          204     (1,527)     (1,452)
  Net (increase) decrease in
   interest receivable from
   affiliate                         4,061                   (131)
  Net increase (decrease)in
   accrued interest payable         (4,061)                   131

Net cash provided by
 operating activities              $    -0-   $    -0-    $    -0-







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

     (b)  Reports on Form 8-K

     No Current Reports on Form 8-K were filed during the fourth quarter of 1997. No amendments to previously filed Forms 8-K were filed during the fourth quarter of 1997.

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

                             RESORTS INTERNATIONAL HOTEL FINANCING, INC.
                                            (Registrant)



Date: March 31, 1998         By /s/ John R. Allison
                                President
                                (Authorized Officer of Registrant
                                and Chief Financial Officer)


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By   /s/ Howard B. Kerzner                   March 31, 1998
     Howard B. Kerzner
     Director


By   /s/ Charles D. Adamo                    March 31, 1998
     Charles D. Adamo
     Director




              RESORTS INTERNATIONAL HOTEL FINANCING, INC.

                     Form 10-K for the fiscal year
                        ended December 31, 1997

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